Form 10-Q
period 1996-03-31
INFU TECH INC
filed 1996-05-15
CIK 890152

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
- ----  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

- ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to


Commission file number  0-21006
                        -------


                            INFU-TECH, INC.
        (Exact name of registrant as specified in its charter)


     Delaware                                    22-3127689
- -------------------------------	        --------------------------------------

(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


910 Sylvan Avenue, Englewood Cliffs, NJ              07632
- --------------------------------------- --------------------------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code (201) 567 - 4600
                                                   -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No




       Number of Shares of Registrant's Common Stock Outstanding
                        May 7, 1996: 3,211,250

                   INFU-TECH, INC. AND SUBSIDIARIES

                                 INDEX

                                                                  PAGE NUMBER


PART I - FINANCIAL INFORMATION:


Item 1 Consolidated Balance Sheets (Unaudited) at March 31, 1996
       and June 30, 1995 .................................................  2

       Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 1996 and 1995 .....................................  3

       Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1996 and 1995 .....................................  4

       Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 1996 and 1995 .....................................  5

       Notes to Unaudited Consolidated Financial Statements ............... 6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations .........................................7 - 9



PART II - OTHER INFORMATION ...............................................10

         Signatures .......................................................11

       		    INFU-TECH, INC. AND SUBSIDIARIES

		       CONSOLIDATED BALANCE SHEETS


      						March 31,       	June 30,
  Assets 				       1996		           1995
		------			        ---------       --------
            Unaudited)     	(Audited)

Cash and cash equivalents			$ 337,000 	$ 546,000

Accounts receivable, net of allowances
  for uncollectible accounts of
  $2,182,000 and $2,136,000			5,890,000 	3,608,000

Inventories					1,265,000 	1,454,000

Deferred income taxes				  849,000 	  849,000

Prepaid expenses and other current assets	  262,000	  512,000
					        ------------  ------------
     Total current assets			8,603,000 	6,969,000

Property and equipment, at cost, net
  of accumulated depreciation of $285,000
  and $212,000 					  346,000 	  173,000

Deferred income taxes				  220,000	  220,000

Other assets					   69,000	   52,000
					       -------------  ------------
					       $9,238,000      $7,414,000
					       ==========      ==========
Liabilities and Stockholders' Equity
- ------------------------------------

Accounts payable			       $2,849,000      $2,342,000

Accrued payroll and related			  315,000 	  407,000

Other current liabilities			1,236,000 	  649,000
					        ------------  ------------
     Total current liabilities			4,400,000 	3,398,000

Capital lease obligations			  164,000 	   48,000

Deferred income					  103,000	  198,000

Commitments and contingencies

Stockholders' equity:

  Common stock, $.01 par value; 5,000,000
    shares authorized;
    3,205,750 shares issued			  32,000 	  32,000

Additional paid-in capital		       2,929,000       2,917,000

Retained earnings			       1,683,000 	 894,000

Treasury stock, at cost; 39,300 shares		 (73,000)        (73,000)
					       -------------  ------------
  Total stockholders' equity		       4,571,000       3,770,000
					       -------------  ------------
					      $9,238,000      $7,414,000
					       -------------  ------------


See accompanying notes to consolidated financial statements.

       		    INFU-TECH, INC. AND SUBSIDIARIES

		CONSOLIDATED STATEMENTS OF OPERATIONS
			   (Unaudited)

						Nine Months Ended March 31,
					        ---------------------------
				  		1996		  1995
					        ---------       --------
Revenues					$18,220,000     $14,291,000
						----------- 	-----------

Costs and expenses:

        Medical and nutritional product		9,195,000 	6,706,000

        Personnel     				5,009,000 	5,178,000

        Selling, general and administrative	2,015,000	2,378,000

        Provision for uncollectible accounts	  936,000 	  745,000

        Management fees to CHA			  292,000	  229,000

        Depreciation				   73,000	   64,000

        Other income 			          (89,000)       (107,000)
					       ----------      ----------

	       				       17,431,000      15,193,000
 					       ----------      ----------

Income (loss) before income taxes		  789,000 	 (902,000)

Provision for income taxes			    --             96,000
					       ----------      ----------
         Net income (loss)			 $789,000       ($998,000)
					       ==========      ==========

Earnings (loss) per share			    $0.25          ($0.32)
					       ==========      ==========

Weighted average number of shares		3,167,086	3,163,385


See accompanying notes to consolidated financial statements.

       		    INFU-TECH, INC. AND SUBSIDIARIES

		CONSOLIDATED STATEMENTS OF OPERATIONS
			   (Unaudited)

						Three Months Ended March 31,
         				        ---------------------------
 				  		  1996		  1995
					        ---------       --------
Revenues:					5,674,000 	5,038,000

Costs and expenses:

        Medical and nutritional product		2,713,000	2,652,000

        Personnel     				1,637,000 	1,772,000

        Selling, general and administrative	  667,000	  772,000

        Provision for uncollectible accounts	  297,000 	  313,000

        Management fees to CHA			   91,000	   81,000

        Depreciation				   35,000	   32,000

        Other income 			          (27,000)        (33,000)
					       ----------      ----------

	       				        5,413,000       5,589,000
 					       ----------      ----------

Income (loss) before income taxes		  261,000 	 (551,000)

Provision for income taxes			    --              --

         Net income (loss)			 $261,000 	($551,000)
					       ==========      ==========

Earnings (loss) per share			    $0.08          ($0.17)
					       ==========      ==========

Weighted average number of shares		3,170,058	3,160,974


See accompanying notes to consolidated financial statements.

       		    INFU-TECH, INC. AND SUBSIDIARIES

		CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (Unaudited)

						Nine Months Ended March 31,
						---------------------------
 				  		  1996		  1995
					        ---------       --------
Operating activities:         			 $789,000	($998,000)

  Net income (loss)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

	Depreciation expense			   73,000 	   64,000

        Provision for uncollectible accounts	  936,000	  745,000

        Amortization of deferred income     	  (95,000)	  (95,000)

        Deferred income tax provision		    ---  	   96,000

        Increase (decrease) from changes in:

	  Accounts receivable		       (3,218,000)     (1,577,000)
	  Inventories			          189,000	 (211,000)
	  Prepaid expenses and other
            current assets		          250,000        (312,000)
	  Other assets				  (17,000)       (133,000)
	  Accounts payable                        507,000       1,111,000
	  Accrued payroll and related		  (92,000)        132,000
	  Other current liabilities		  514,000        (175,000)
					       ----------	---------
     Net cash (used in) provided by operating
         activities                     	 (164,000)     (1,353,000)
                			       ----------	---------
Investing activities:

	Expenditures for property and
	  equipment				  (16,000)        (86,000)
					       ----------       ----------

Financing activities:

	Purchase of treasury stock		   ---	          (20,000)
	Exercise of options			   12,000	     ---
	Payment of captial lease obligations	  (41,000)	   (5,000)
						----------	---------

	Net cash used in financing
	   activities				  (29,000)	  (25,000)

Net decrease in cash and cash equivalents	 (209,000)     (1,464,000)

Cash and cash equivalents, beginning of period    546,000       1,902,000
						----------	---------

Cash and cash equivalents, end of period         $337,000        $438,000
						=========       =========

Non cash investing and financing activity:
  Property and equipment obtained under
     capital lease obligation			 $230,000        $---
					        =========       =========

See accompanying notes to consolidated financial statements.

                     INFU-TECH, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  UNAUDITED INFORMATION

  In  the  opinion  of  management,  the  accompanying  unaudited  consolidated financial  statements  contain  all  adjustments  (consisting  only  of  normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of its operations and changes in cash flows for the nine month periods ended March 31, 1996 and 1995. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements of the Company.

  The Company changed its fiscal year-end from December 31 to June 30 and has filed its Transition Report on Form 10K for the transition period from January 1, 1995 to June 30, 1995.

  The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



    Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


                            RESULTS OF OPERATIONS


               NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                      NINE MONTHS ENDED MARCH 31, 1995


Total revenues increased by $3,929,000, or 28%, from $14,291,000 in 1995 to $18,220,000 in 1996, primarily due to a $4,448,000, or 48%, increase in home infusion division revenues which was caused by a 39% increase in the number of patients serviced with improved therapy pricing mix.

Costs of medical and nutritional products sold to patients and other customers increased by $2,489,000, or 37%, from $6,706,000 in 1995 to $9,195,000 in 1996.
As a percentage of total revenues, medical and nutritional product costs increased from 47% in 1995 to 50% in 1996. The increase is primarily attributed to lower home infusion pricing.

Total personnel costs decreased by $169,000, or 3%, from $5,178,000 in 1995 to $5,009,000 in 1996, primarily attributed to reductions in sales and administrative personnel. These decreases were partially offset by higher nursing and pharmacy costs incurred to support the 39% increase in home infusion patients serviced.

Selling, general and administrative expenses decreased by $363,000, or 15%, from $2,378,000 in 1995 to $2,015,000 in 1996, primarily as a result of reductions in professional fees and selling related travel, which offset increases in distribution costs incurred to support the 39% increase in home infusion patients serviced.

The provision for uncollectible accounts was 5% of revenues in both years.

                      INFU-TECH, INC. AND SUBSIDIARIES

    Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)



Management fees to Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $292,000 in 1996 and $229,000 in 1995 were 1.6% of revenues in both years.

Depreciation expense increased from $64,000 in 1995 to $73,000 in 1996 due to property and equipment additions.

Other income of $89,000 in 1996 and $107,000 in 1995 consisted of $95,000 of amortization in both years of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years, as well as interest expense of $6,000 in 1996 and net interest income of $12,000 in 1995.

The provision for income taxes in 1995 was an offset to a prior benefit taken in a prior quarter. Based on earnings trends for the nine month period ending March 31, 1996, the Company expects to have taxable income which will enable the Company to utilize a portion of its net operating loss carryforwards. The deferred tax expense associated with utilization of these carryforwards is offset by a reduction in the deferred tax valuation allowance. The deferred tax asset remains at a level that the Company feels will be realizable.

The net income in 1996 was $789,000, or $.25 per share, compared to the net loss in 1995 of $998,000, or $.32 per share. The improvement in net income was primarily attributable to a 28% increase in revenues partially offset by a 37% increase in medical and nutritional product costs.



               THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                      THREE MONTHS ENDED MARCH 31, 1995


Total revenues increased by $636,000, or 13%, from $5,038,000 in 1995 to $5,674,000 in 1996, primarily due to a $917,000, or 27%, increase in home infusion division revenues which was caused by a 32% increase in the number of patients serviced. This increase was offset by shorter periods of therapy per patient combined with a lower pricing mix of bundled services.

Costs of medical and nutritional products sold to patients and other customers increased by $61,000, or 2%, from $2,652,000 in 1995 to $2,713,000 in 1996. As a percentage of total revenues, medical and nutritional product costs decreased from 53% in 1995 to 48% in 1996.

Total personnel costs decreased by $135,000, or 8%, from $1,772,000 in 1995 to $1,637,000 in 1996, primarily attributed to reductions in sales and administrative personnel. These decreases were partially offset by higher nursing and pharmacy costs incurred to support the 32% increase in home infusion patients serviced.

Selling, general and administrative expenses decreased by $105,000, or 14%, from $772,000 in 1995 to $667,000 in 1996, primarily attributed to lower travel costs and professional fees. These reductions were partially offset by higher distribution costs incurred to support the 32% increase in home infusion patients serviced.

                      INFU-TECH, INC. AND SUBSIDIARIES

    Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)



The provision for uncollectible accounts was 5% of revenues in 1996 and 6% of revenues in 1995.

Management fees to CHA of $91,000 in 1996 and $81,000 in 1995 were 1.6% of revenues in both years.

Depreciation expense increased from $32,000 in 1995 to $35,000 in 1996 due to property and equipment additions.

Other income of $27,000 in 1996 and $33,000 in 1995 consisted of $32,000 of amortization in both years of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years, as well as interest expense of $5,000 in 1996 and net interest income of $1,000 in 1995.

Based on earnings trends for the three month period ending March 31, 1996, the Company expects to have taxable income which will enable the Company to utilize a portion of its net operating loss carryforwards. The deferred tax expense associated with utilization of these carryforwards is offset by a reduction in the deferred tax valuation allowance. The deferred tax asset remains at a level that the Company feels will be realizable.

Net income in 1996 was $261,000, or $.08 per share, compared to a net loss in 1995 of $551,000, or $.17 per share. This improvement is attributed to the 13% increase in revenues.



                       LIQUIDITY AND CAPITAL RESOURCES



As of March 31, 1996, the Company had total assets of $9.2 million and a net worth of $4.6 million. The Company's liabilities consisted entirely of accounts payable and other operating obligations and deferred income. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

During the nine month period ended March 31, 1996, the Company used $164,000 of cash in operating activities, primarily due to an increase of $2,282,000 in accounts receivable, partially offset by a $507,000 increase in accounts payable and net income of $789,000.

At March 31, 1996, the balance in net accounts receivable was 63% higher than the balance at June 30, 1995. Of this increase, 17% occured during the three months ended March 31, 1996. The Company's overall outstanding net accounts receivable has increased from 69 days' sales at December 31, 1995 to 89 days' sales at March 31, 1996, primarily as a result of a slow-down in payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims, as well as confusion due to consolidation within the managed care industry. As a result, the Company has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected.

                      INFU-TECH, INC. AND SUBSIDIARIES

    Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)



This is an industry-wide problem and the Company believes that claims processing will improve and the days' sales outstanding of accounts receivable will decrease as these problems are resolved.

The increase in accounts payable is primarily attributed to an improved mix of payment terms that the Company has been able to obtain from suppliers to take account of the increase in accounts receivable.

During the nine month period ended March 31, 1996, the Company spent $16,000 for property and equipment. Infu-Tech has no material commitments for future capital expenditures.

As of March 31, 1996, the Company's working capital was $4.2 million. At March 31, 1996, the Company's cash and cash equivalents of $337,000 were $209,000 less than the balance of $546,000 at June 30, 1995 and its accounts payable of $2,849,000 were, as discussed above, $507,000 higher than the $2,342,000 at June 30, 1995.

The Company believes that it would be able to secure adequate financing, if necessary, to cover its cash requirements for the foreseeable future.



Part II Other Information


     Item 1 	Legal Proceedings
	        The Company has been notified that the government intends to seek reimbursement for alleged overpayments
		from Medicare relating to approximately $3 million of
		sales between 1991 and 1993 of a product which was discontinued in late 1993. The government believes that the Company was paid under a higher reimbursement code than
		that which should have been applicable.   The  Company
		believes that it billed the product properly and was paid under the appropriate code. The Company has cooperated with the government and intends to continue to do so in its effort to reach an appropriate resolution of this matter.

     Item 2	Changes in Securities
            	None

     Item 3	Defaults Upon Senior Securities
            	None

     Item 4 	Submission of Matters to Vote of Security Holders
         	None

     Item 5	Other Information
            	None

     Item 6	Exhibits and Reports on Form 8-K
            	None

                      INFU-TECH, INC. AND SUBSIDIARIES



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Infu-Tech, Inc.


Date May 14, 1996                                JACK ROSEN
     ------------------------			 ---------------------------
                                                 Jack Rosen
                                                 Chairman and Director
                                                 (Chief Executive Officer)



Date May 14, 1996                                ALLISON KURUS ALLEN
     -----------------------			 ---------------------------
                                                 Allison Kurus Allen
                                                 Chief Accounting Officer