Form 10-K405
period 1996-06-30
INFU TECH INC
filed 1996-09-30
CIK 890152

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1996

Commission file number: 0-21006

                                 INFU-TECH, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                            22-3127689
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

          910 Sylvan Avenue
        Englewood Cliffs, N.J.                                    07632
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (201) 567-4600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of September 26, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,136,688.

As of September 26, 1996, 3,214,600 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of definitive proxy statement to be filed not later than October 30, 1996.

                                     PART I

Item 1. Business.

General

                  Infu-Tech, Inc. (the "Company") provides infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes) and other medical products to patients in their homes, Infu-Tech's ambulatory IV suites, nursing homes and subacute care facilities. It was incorporated in 1988 as the continuation of a business begun by Continental Health Affiliates, Inc. ("CHA") in 1982. CHA was one of the early marketers of equipment and nutrients for infusion therapy and was one of the first to market equipment and formulations for intravenous infusion of nutrients and medication outside hospitals. On December 31, 1992, the Company completed the initial public offering of its common stock.

                  In November 1995, the Company changed its fiscal year to end on June 30 of each year from December 31. Therefore, unless otherwise noted, references to a year are to the fiscal year-ending June 30.

                  The Company is organized into two service units. The Intravenous Infusion unit provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy, hydration therapy and a variety of other therapies. The Contract Services unit provides medical products and services, including enteral nutrition therapy, intravenous infusion therapy, orthotic products, urological products and wound care products, to patients in long term care facilities.

                  Since 1993, the Company has focused on selling products and services through managed health care providers. During 1996, the Company entered into new agreements to provide infusion therapy to members of 19 health maintenance organizations, increasing the total number with which the Company has agreements to 52 managed care companies with approximately 15 million members. The Company's marketing efforts directed at managed care companies resulted in a 38% increase in the number of home infusion patients serviced and a 42% increase in home infusion revenues as of June 1996 compared to June 1995. The agreements with managed care companies are generally on a per diem basis and typically provide that the Company is one, but not the only, provider of infusion therapy, and in some cases other products, to members of the plans.

                  In 1994, the Company entered into a one-year renewable non-exclusive distribution agreement with Genzyme Corporation for Cederase(R) enzyme and Cerezyme(TM), which are the only products approved by the FDA as therapy for patients with Gaucher's disease. Genzyme estimates that there are between 2,000 and 2,500 Gaucher patients in the United States who require treatment with those drugs. Cost of the therapy normally ranges from approximately $150,000 to $250,000 per year per patient. Because of this high cost, the Company's percentage mark-up is relatively small.

                  The following table sets forth the percentages of the Company's revenues, by service unit, from the various therapies, products and services.

                               Year ended                         Six months ended                      Year ended
                            December 31, 1994                      June 30, 1995                       June 30, 1996
                     ---------------------------------   ---------------------------------   ---------------------------------
                     Intravenous  Contract     Total     Intravenous  Contract     Total     Intravenous  Contract     Total
                      Infusion    Services    Revenues    Infusion    Services    Revenues    Infusion    Services    Revenues
                     -----------  --------    --------   -----------  --------    --------   -----------  --------    --------
Enteral Nutrition          5%         65%         33%          4%         68%         24%          3%         72%         20%
Antibiotic                38%        --           20%         32%        --           22%         30%        --           23%
TPN                       11%        --            6%          7%        --            5%          7%        --            5%
Orthotics                --            6%          3%        --            3%          1%        --            1%        --
Immune Globulin           11%        --            6%          9%        --            6%          8%        --            6%
Ceredase/Cerezyme         10%        --            5%         26%        --           18%         27%        --           20%
Wound Care               --            8%          4%        --            8%          2%        --            2%          1%
Other                     25%         21%         23%         22%         21%         22%         25%         25%         25%
                         ---         ---         ---         ---         ---         ---         ---         ---         ---
                         100%        100%        100%        100%        100%        100%        100%        100%        100%
                         ===         ===         ===         ===         ===         ===         ===         ===         ===

Intravenous Infusion Therapy

                  Intravenous infusion therapy principally involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes, in Infu-Tech ambulatory suites, or in Infu-Tech credentialed subacute facilities, often as a continuation of treatment initiated in the hospital. The national non-hospital infusion therapy market has grown to over $4 billion since its inception approximately 16 years ago. The Company believes the primary factors contributing to the rapid growth of the non-hospital infusion therapy market have been health care cost containment pressures, incentives by third party payors to use home care, rapid growth of the elderly population and increased acceptance of home infusion therapy by the medical community and patients. Additionally, the number of therapies that can be administered safely outside the hospital has increased significantly in recent years because of technological innovations such as more sophisticated portable infusion control devices, implantable injection ports, new vascular access devices and advances in drug therapy. Consequently, more infections and diseases that would otherwise have required patients to be hospitalized are now considered treatable without hospitalization.

                  Before accepting a patient for infusion therapy, the Company consults with the physician or clinician and hospital personnel in assessing the patient's specific medical needs and suitability for infusion therapy. This assessment process includes an analysis of the patient's physical condition as well as social factors such as the stability of the patient's home life and the availability of family members or others who can assist in the administration of the patient's infusion therapy. Once the patient is accepted for therapy, the Company provides training and education to the patient and his family or others relating to proper infusion techniques, care and use of equipment, care of infusion sites, and other aspects of the patient's infusion therapy. Infusion therapy equipment, consisting primarily of poles and pumps, is owned or leased by the Company and provided to patients along with other services.

                  Throughout the course of treatment, all prescribed drugs and solutions are delivered directly to the patient's home or to an Infu-Tech credentialed subacute care facility. In approximately 90% of the cases, the Company's own pharmacies provide the prescribed drugs, solutions and supplies. Due to geography, patients who cannot be adequately serviced through a Company-owned pharmacy are covered by one of six satellite pharmacies. The Company maintains contact with the patient and the patient's physician in order to monitor and, when directed by the physician, refine the patient's plan of care. The Company's nursing and pharmacy services are available on-call 24 hours a day for consultation, home visits and special prescription needs.

                  A registered nurse clinical-coordinator follows each case and monitors the therapy with the patient, the nurses assigned to the case and the patient's physician. Billing information is coordinated at a central billing department which bills the appropriate payor, in most cases private insurance companies and tracks payments.

                  During 1994, the Company began also to provide infusion therapy services in ambulatory infusion suites attached to Company pharmacies, where patients receive infusion therapy on an out-patient basis. In addition, the Company began arranging with nursing homes and other subacute facilities to have patients admitted on a short term basis to receive infusion and other subacute therapies.

Contract Services

                  Since late 1990, the Contract Services unit has expanded the number of products it offers to nursing homes and other health care institutions, and it expects to offer additional products, embodying advances in health care technology, in the future. On the other hand, changes in reimbursement regulations or interpretations have led the Contract Services unit to reduce sales of products in the past and may do so in the future.

                  The Company's contract services involve the distribution of products and services to residents in long term care facilities. Products and services are provided through arrangements with the long term care facilities for specific residents' use. Generally, the Company bills a third party payor, principally Medicare, on behalf of the individual resident. Until late 1990, a large majority of the products and services the Company provided to residents of long term care facilities involved enteral nutrition therapy. Beginning in late 1990, the Company began marketing other products to residents of long term care facilities in circumstances in which these products are eligible for reimbursement under Medicare and other programs. Because of this shift, and a recent willingness of some long term care facilities to permit residents to receive intravenous therapies in the facilities (which increases the facilities' revenues), rather than transferring the residents to hospitals for these treatments, the products and services the Company provides through its contract services unit now include, in addition to enteral feeding, parenteral feeding, medical/surgical products, orthotic products, wound care products, urological products and other supplies.

                  As part of providing its products and services to patients in long term care facilities, the Company handles the procedures for obtaining reimbursement from Medicare and other third party payors for these products and services. The Company believes that in a number of instances the Company's ability to manage billing of third party payors is a significant factor in long term care facilities' decisions to retain the Company to provide products and services to their residents.

                  The Company's sales representatives call upon long term care facilities within their respective geographical territories to review the medical status of the facilities' residents in order to determine the needs of individuals for the products and services provided by the Company. Since most of the residents participate in the Medicare program, the representatives review insurance coverage and the appropriateness of the products and services under Medicare reimbursement regulations. The sales representatives are responsible for processing the paperwork for billing by the central billing department.

                  Orders for products and services are processed through the customer service department at the Company's corporate offices in Englewood Cliffs and shipped from the Company's Moonachie, New Jersey warehouse. The Company primarily uses its own trucks for local (New York-New Jersey) deliveries and common carriers for deliveries outside the local area.

Reimbursement for Services

                  The Company is reimbursed for its products and services by Medicare, Medicaid, private payors (private insurance companies, self-insured employers, health maintenance organizations, other managed care systems and patients) and other third party sources. Prior to accepting a patient, the Company's reimbursement specialists determine the availability and amount of third party coverage and, thereafter, the Company processes all payment claims on behalf of the patient.

                  Most of the Company's contract services revenues result from Medicare reimbursement. The Company has more than thirteen years' experience in billing Medicare. It believes this experience provides it with an advantage over some of its competitors. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients; in other cases, the Company bills other third party payors or patients responsible for co-insurance reimbursement. The Company often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from patients. Inability to collect the 20% co-insurance portion of bills is the principal reason for the Company's provision for uncollectible accounts.

                  The Company also bills private payors (primarily private insurance companies, self-insured employers, health maintenance organizations and managed care systems), which generally pay for services and products based upon contracted rates or "reasonable and customary" charges. The Company's billing specialists work closely with these payors to maximize reimbursement in the shortest possible time. Private payors have been increasingly concerned about cost containment and often seek to negotiate lower rates directly with providers, including the Company. While these efforts tend to reduce profit margins, the Company has for several years been able to operate in this environment.

                  The following table details the sources of payments to the Company during the twelve months ended June 30, 1996:

                                  Home      Contract     Total
                                Infusion    Services    Revenues
                                --------    --------    --------
                Medicare             5%         82%         23%
                Private Pay         93%         18%         75%
                Medicaid             2%        --            2%
                                   ---         ---         ---
                                   100%        100%        100%
                                   ===         ===         ===

Sales and Marketing

                  The Company's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. The Company's products and services are marketed through its sales force and clinicians. The Company's sales force is responsible for establishing and maintaining referral sources. As of June 30, 1996, the sales force included approximately 9 full time sales employees and approximately 6 sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. The Company conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist sales employees in targeting and developing new revenue sources.

                  The "Infu-Tech" trademark is registered and is established in the areas in which the Company does business.

Suppliers

                  The Company purchases drugs and other materials and leases equipment from many suppliers. The Company has not experienced difficulty in purchasing supplies or leasing equipment. The Company believes there are alternative sources for virtually all the supplies and equipment it requires, other than Ceredase(R) enzyme and Cerezyme(TM), which are only available from one supplier, Genzyme Corp. The Company has a distribution agreement with Genzyme which automatically renews for one year terms unless cancelled at the end of a term on 90 days prior notice. The agreement may also be terminated at any time on 60 days notice. Ceredase(R) enzyme, which was approved by the FDA for the treatment of Gaucher's disease in 1991, is produced from human placental tissue and can only be produced in limited amounts. Cerezyme(TM), a synthetic form of Ceredase(R) enzyme which was approved by the FDA in April 1994, was developed to ease the supply constraints of Ceredase(R) enzyme.

Potential Liability and Insurance

                  Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories, many of which involve large claims and significant defense costs. The Company could be subject to such suits. However, to date the Company has not been subject to a significant lawsuit by a purchaser of its products or services. The Company maintains general liability insurance, including insurance against professional and products liability, with coverage limits of $10 million. The Company's insurance policy provides coverage on an "occurrence" basis and is subject to annual renewal. A successful claim against the Company in excess of the applicable insurance coverage could have a material adverse effect upon the Company's business and results of operations. Claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all.

Competition

                  The segments of the health care market in which the Company operates are highly competitive. In each of its lines of business there are relatively few barriers to entry, a limited number of national providers, as many of the large national providers have recently merged, and numerous regional and local providers. The principal competitors for sales to patients in long term care facilities are local providers of health care products and the operators of the facilities themselves.

                  The competitive factors most important in the Company's lines of business are quality of care and service, on-time delivery, reputation with referring health care professionals, ease of doing business with the provider, ability to develop and maintain the confidence of potential sources of patient referrals and price of service. Some competitors in the Company's lines of business have also attempted to enhance sales by entering into joint ventures or other financial relationships with potential referral sources. Increasingly stringent, and increasingly enforced, laws prohibiting remuneration between health care providers has reduced these arrangements as a competitive factor. The Company believes that it competes effectively in each of its service areas with respect to all of the above factors. Some of the Company's current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. It is likely that the Company will encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share and could adversely affect the Company's operating results. Other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, the Company's lines of business.

Government Regulation

                  Health care is an industry subject to extensive regulation and frequent regulatory change. Changes in the law or new interpretations of existing law can have a dramatic effect on permissible activities, the relative cost associated with doing business and the amount of reimbursement by government and third party payors, such as Medicare and Medicaid. Charges under government programs are also subject to audit. A reduction in coverage or payment rates by third party payors, or significant audit adjustments, can have a material adverse effect on the Company's business and results of operations.

                  The Federal government and each of the states in which the Company currently operates regulate some aspects of the Company's business. In particular, the operations of the Company's branch locations are subject to Federal and state laws. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of people providing various therapies, pharmacy and nursing. Certificates of need, permits or licenses may be required for certain business activities and may be restricted or otherwise difficult to obtain. The Company believes it and its employees have all certificates of need, permits and licenses which are required for the business currently being conducted by the Company. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients.

                  There are Federal laws which generally prohibit any remuneration in return for the referral of Medicare or Medicaid patients, and prohibit the referral of any Medicare or Medicaid patient by a health care practitioner to a provider with which the practitioner has an ownership or financial interest. In addition, the Federal government and several states in which the Company operates have laws that prohibit financial arrangements, certain direct or indirect payments or fee-splitting arrangements between health care providers. The Company maintains an internal regulatory compliance review program and uses in-house counsel to monitor compliance with all such laws and regulations. Increased attention has been paid recently to enforcement of these laws and regulations. Possible sanctions for failure to comply with these laws and regulations include exclusion from government programs, loss of license and civil and criminal penalties.

Executive Officers of the Company

                  The following is a list of executive officers of the Company as of September 26, 1996, together with a brief description of the business experience for the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors".

Name                  Office                                            Age
- ----                  ------                                            ---
Jack Rosen            Chairman of the Board of Directors,               50
                      President, Chief Executive Officer

Michael Pennessi      Executive Vice President                          47

Joseph Rosen          Vice President, Assistant Secretary               45
                      and Director

S. Colin Neill        Vice President, Chief Financial Officer           50

Richard S. Gordon     Executive Vice President                          39

Pritpal Virdee        Executive Vice President; President Intrx         37
                      Medical, Inc.

Benjamin Geizhals     Vice President, Assistant Secretary and           47
                      General Counsel

Israel Ingberman      Secretary, Director                               50

                  Michael Pennessi has been Executive Vice President of the Company since June 1996, concentrating on developing new managed care accounts. He served as President of the Company from February 1993 to June 1996. From 1990 to 1992, he was employed by Hoffman La Roche as Vice President-Sales and Marketing of Roche Professional Service Centers. Prior to that Mr. Pennessi was Vice President of Operations of Telemed, Inc. and Vice President of Contracts for Foster Medical Corporation.

                  S. Colin Neill has been Vice President and Chief Financial Officer of the Company and CHA since July 1996. Prior to that Mr. Neill was Acting Vice President/Finance, Secretary, Treasurer and Chief Financial Officer of Pharmos Corporation, a publicly traded biopharmaceutical company from March 1995 to July 1996. Prior to joining Pharmos, Mr. Neill worked as a financial consultant. From October 1992 until December 1993, Mr. Neill was Vice President
- - Finance of BTR, Inc., a British diversified manufacturing company. From January 1991 to October 1992, he worked as a financial consultant. From 1986 through January 1991, Mr. Neill served as Vice President - Financial Services of BOC Group, Inc., a British industrial gases and health care company. He is a certified public accountant and worked at Arthur Andersen & Co. for four years followed by eight years with Price Waterhouse.

                  Richard S. Gordon joined the Company in March 1994 as Executive Vice President. He also has served as an Executive Vice President of CHA since August 1994. From 1989 until 1994, he served as Director of Policy and Planning for Governor Evan Bayh of Indiana, focusing on healthcare, telecommunications, education and economic development policy.

                  Benjamin Geizhals has been employed by CHA as Vice President, Assistant Secretary and General Counsel since 1987. He has served as General Counsel to the Company since its inception. In June 1994, he became a Vice President and Assistant Secretary of the Company. From October 1995 to June 1996, while the office of Chief Financial Officer was vacant, he performed certain functions of that office.

                  Pritpal Virdee has served as Executive Vice President of the Company and as President of Intrx Medical, Inc., a subsidiary of the Company, since February 1993. From 1989 to 1992, he served as President of Fresenius Pharma U.K. Prior to that, he had worked as General Manager of Fresenius Pharma U.K.

Employees

                  As of June 30, 1996, the Company had approximately 113 employees. Of these employees, four were in executive capacities (in addition to executives of CHA who rendered services to the Company), approximately 15 were in sales or service capacities, approximately 70 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. The Company's employees are not currently represented by a labor union or other labor organization. The Company believes that its employee relations are good.

Item 2. Properties.

                  The Company maintains corporate offices in Englewood Cliffs, New Jersey and it leases six branch offices for its branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, the Company maintains a central pharmacy and a warehouse in Moonachie, New Jersey and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts and Philadelphia, Pennsylvania. The lease payments for the six branch offices, the central pharmacy, the Memphis, Boston and Philadelphia pharmacies, the infusion suites and the warehouse total $20,912 per month, payable to unrelated parties. The Company pays rent of $9,627 per month for corporate office space to an entity owned by the principal stockholders of CHA, one of whom is the Company's Chairman of the Board and President. The Company believes that this rent is at or below the market rate for comparable space in the area. In communities which cannot be serviced from a Company office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.

Item 3. Legal Proceedings.

                  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.

                  The Company has resolved the matter involving reimbursement of alleged overpayments from Medicare.

Item 4. Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to the vote of security holders during the year ended June 30, 1996.

                                    PART II

Item 5. Market for the Registrant's
        Common Stock and Related Security Matters.

                  The high and low last sale prices of the Company Stock reported on the NASDAQ National Market System with regard to each calendar quarter during 1994 and 1995 and through June 30, 1996 were as follows:

                                            High       Low
                                            ----       ---
                          1994:
                          First Quarter     3 15/16    2 1/8
                          Second Quarter    2 1/2      1 1/4
                          Third Quarter     1 11/16    1 3/8
                          Fourth Quarter    2 3/8      1 7/8

                          1995:
                          First Quarter     2          1 5/8
                          Second Quarter    2 5/16     1 5/16
                          Third Quarter     4 5/8      2 1/4
                          Fourth Quarter    3 1/2      2 7/8

                          1996:
                          First Quarter     3 3/4      3
                          Second Quarter    5 1/4      4 1/4


                  The Company has not paid any dividends on its Common Stock since shares were sold to the public in December 1992. Prior to that, all the Company's available cash was retained by CHA, which was its sole stockholder. From 1989 through 1992, the Company paid CHA dividends totalling $9,866,000, as well as management fees totalling $1,258,000 and tax payments totalling $1,555,000. Any decision by the Company's Board of Directors to pay dividends on its Common Stock in the future will be based upon the Company's earnings, cash flow, capital needs and available funds, and any other factors the Company's directors deem relevant. Because CHA owns 59% of the stock of the Company, and all the Company's directors are also directors of CHA, the Company's directors may be influenced by CHA's cash needs in deciding whether the Company should declare dividends. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits.

                  As of September 26, 1996, there were 51 holders of record of the Company's Common Stock.

Item 6. Selected Financial Data.

                  The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements as of June 30, 1996 and 1995, December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and the related notes, included elsewhere in this Report.


                                                              Six Months
                                                 Year Ended     Ended
                                                  June 30,     June 30,            Year Ended December 31,
                                                    1996         1995          1994          1993         1992
(thousands, except per share)                     --------     --------      --------      --------     --------
Revenues                                          $ 24,638     $ 10,601      $ 16,289      $ 17,011     $ 19,687
                                                  --------     --------      --------      --------     --------
Income (loss) before income taxes and
    cumulative effect of accounting change           1,465         (849)       (1,123)          775        2,020
Provision (benefit) for income taxes                   270         --            (220)          310          808
                                                  --------     --------      --------      --------     --------
Income (loss) before cumulative effect
    of accounting change                             1,195         (849)         (903)          465        1,212
Cumulative effect of change in accounting
    for income taxes                                  --           --            --           1,071         --
                                                  --------     --------      --------      --------     --------
Net income (loss)                                 $  1,195     $   (849)     $   (903)     $  1,536     $  1,212
                                                  ========     ========      ========      ========     ========
Income (loss) per share (1)
    Income (loss) before cumulative effect of
        accounting change                         $    .38     $   (.27)     $   (.28)     $    .15     $    .47
  Cumulative effect of change in accounting
        for income taxes                              --           --            --             .33         --
                                                  --------     --------      --------      --------     --------
  Net income (loss)                               $    .38     $   (.27)     $   (.28)     $    .48     $    .47
                                                  ========     ========      ========      ========     ========

                               As of      As of
BALANCE SHEET DATA            June 30,   June 30,         As of December 31,
(thousands)                     1996       1995       1994       1993       1992
                              --------   --------    ------     ------     ------
Accounts receivable (net)      $5,669     $3,608     $3,552     $2,507     $2,676
Total assets                    9,484      7,414      7,586      8,124      7,538
Working capital                 4,696      3,571      4,454      5,695      4,446
Total stockholders' equity      4,976      3,770      4,619      5,595      4,059

- ---------------

(1) Based on 3,168,037 and 3,160,974 shares outstanding at June 30, 1996 and 1995, 3,181,509 shares outstanding in 1994, 3,200,000 shares outstanding in 1993 and 2,600,000 shares outstanding in 1992. This gives effect to a stock split on July 23, 1992 which increased the outstanding Common Stock from 1,000 shares to 2,600,000 shares.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Results of Operations

Twelve Months Ended June 30, 1996 Compared with Unaudited Twelve Months Ended June 30, 1995.

                  Total revenues increased by $4,784,000, or 24%, from $19,854,000 in 1995 to $24,638,000 in 1996, primarily due to a $5,482,000, or
42%, increase in home infusion division revenues which was caused by a 38% increase in the number of patients serviced and an improved therapy pricing mix.

                  Costs of medical and nutritional products sold to patients and other customers increased by $2,300,000, or 24%, from $9,620,000 in 1995 to $11,920,000 in 1996. As a percentage of total revenues, medical and nutritional product costs were 48% in both years.

                  Total personnel costs decreased by $172,000, or 2%, from $6,990,000 in 1995 to $6,818,000 in 1996, primarily attributed to reductions in sales and administrative personnel. These decreases were partially offset by higher nursing and pharmacy costs incurred to support the 38% increase in home infusion patients serviced.

                  Selling, general and administrative expenses decreased by $293,000, or 10%, from $3,072,000 in 1995 to $2,779,000 in 1996, primarily as a result of reductions in professional fees and selling-related travel, which offset increases in distribution costs incurred to support the 38% increase in home infusion patients serviced.

                  The provision for uncollectible accounts was 5% of revenues in both years.

                  Management fees to Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $394,000 in 1996 and $318,000 in 1995 were 1.6% of revenues in both years.

                  Depreciation expense increased from $98,000 in 1995 to $108,000 due to property and equipment additions partially offset by retirements.

                  Other income of $115,000 in 1996 and $140,000 in 1995
consisted of $126,000 of amortization in both years of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. Other income was reduced by interest expense of $11,000 in 1996 and increased net interest income of $15,000 in 1995.

                  The provision for income taxes in 1995 was an offset to a prior benefit taken in the beginning of the year. The provision for income taxes in 1996 reflects use of a portion of the Company's net operating loss carryforwards.

                  The net income in 1996 was $1,195,000, or $.38 per share, compared with a net loss in 1995 of $1,296,000, or $.41 per share. The improvement in net income was primarily attributable to the 24% increase in revenues.

Six Months Ended June 30, 1995 Compared with Unaudited Six Months Ended June 30, 1994

                  Total revenues during the first six months of 1995 increased by $3,565,000, or 51%, from $7,036,000 in 1994 to $10,601,000 in 1995, primarily due to a $3,800,000, or 110%, increase in home infusion division revenues. This increase is partially attributed to a 75% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning to provide in early 1994

Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in the 1995 period were $1,945,000, compared to $175,000 in the same period of 1994. Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

                  Costs of medical and nutritional products sold to patients and other customers increased by $2,548,000, or 84%, from $3,018,000 in 1994 to $5,566,000 in 1995. As a percentage of total revenues, medical and nutritional product costs increased from 43% in 1994 to 53% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

                  Total personnel costs increased by $722,000, or 25%, from $2,862,000 in 1994 to $3,584,000 in 1995, primarily due to higher nursing costs incurred to support the 75% increase in home infusion patients serviced and pharmacy payroll costs increased due to new pharmacy operations and the increase in home infusion patients serviced.

                  Selling, general and administrative expenses increased by $74,000, or 5%, from $1,392,000 in 1994 to $1,466,000 in 1995, primarily due to higher distribution costs incurred to support the 75% increase in home infusion patients serviced.

                  The provision for uncollectible accounts was 6% of revenues in 1995 and 7% of revenues in 1994.

                  Management fees to CHA of $170,000 in 1995 and $113,000 in 1994 were 1.6% of revenues in both years.

                  Depreciation expense increased from $26,000 in 1994 to $66,000 in 1995 due to property and equipment additions.

                  Other income of $66,000 in 1995 and $88,000 in 1994 consisted in both years of $63,000 of amortization of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years, as well as net interest income of $3,000 in 1995 and $25,000 in 1994.

                  The benefit for income taxes in 1994 was 41% of the loss before income taxes. No tax benefit was recorded in 1995 related to 1995 operating losses due to the uncertainty of recognizing the benefit of these operating losses. In the opinion of management, the Company anticipates taxable income in the future to the extent necessary to recover the deferred tax assets recorded at June 30, 1995.

                  The net loss in the six months ended June 30, 1995 was $849,000, or $.27 per share, compared to the net loss in the first six months of 1994 of $456,000, or $.14 per share. Even though revenues increased by 51% in 1995 compared to 1994, the net loss increased, primarily due to the 84% increase in medical and nutritional product costs and the 25% increase in personnel costs. In addition, 1994 included a $316,000 benefit for income taxes.

1994 Compared with 1993

                  Total revenues decreased by $722,000, or 4%, to $16,289,000 in 1994 from $17,011,000 in

1993. The decrease was the result principally of major declines in revenues from orthotic products and enteral therapy, partially offset by increases in home infusion revenues, including revenues from infusion therapy to patients with Gaucher's disease. Orthotic product revenues declined by $2,429,000, or 85%, due to changes in Medicare reimbursement determinations, effective January 1, 1994, which made certain orthotic products no longer eligible for reimbursement under Medicare. In addition, contract services enteral therapy revenues declined $1,471,000, or 23%, due to a decrease in enteral patients, which is primarily attributed to an increasing number of nursing home operators providing enteral therapy services themselves. Home infusion division revenues increased $2,162,000, or 32%, primarily attributed to a 40% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through successful marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues is also affected by the Company's beginning to provide in 1994 Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in 1994 were approximately $880,000. Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage. In addition, 1994 revenues included approximately $523,000 related to ostomy irrigation sets which were sold in 1992, which were not recorded as revenues at that time due to the uncertainty of reimbursement.

                  Costs of medical and nutritional products sold to patients and other customers increased by $172,000, or 2%, from $6,900,000 in 1993 to $7,072,000 in 1994. As a percentage of total revenues, medical and nutritional product costs increased from 41% in 1993 to 43% in 1994, and excluding the aforementioned ostomy revenue recognized in 1994, costs increased to 45%. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

                  Total personnel costs increased by $995,000, or 19%, from $5,273,000 in 1993 to $6,268,000 in 1994, primarily attributed to the hiring of additional marketing and sales personnel as part of the strategy to aggressively pursue managed care contracts, as well as to implement recently signed managed care contracts. In addition, nursing costs increased to support the 40% increase in home infusion volume and pharmacy payroll costs increased due to new pharmacy operations and the higher home infusion volume.

                  Selling, general and administrative expenses increased by $102,000 from $2,896,000 in 1993 to $2,998,000 in 1994, primarily due to higher professional fees and general cost increases. These increases were partially offset by lower contract pharmacy mixing fees resulting from the conversion of contract pharmacies to company operated pharmacies.

                  The provision for uncollectible accounts was 6% of revenues in both years.

                  Management fees to CHA of $261,000 in 1994 and $272,000 in 1993 were 1.6% of revenues in both years.

                  Depreciation expense increased from $48,000 in 1993 to $58,000 in 1994 due to property and equipment additions.

                  Other income of $162,000 in 1994 and $193,000 in 1993
consisted of $126,000 of amortization in both years of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years, as well as interest income of $36,000 in 1994 and $67,000 in 1993 earned on the unused portion of the net proceeds of the Company's December 1992 initial public offering.

                  The benefit for income taxes in 1994 primarily consists of the Federal income tax refund receivable which the Company expects to receive in 1995. The provision for income taxes in 1993 was 40% of income before income taxes and cumulative effect of accounting change.

                  Primarily as a result of the decline in revenues and the increase in salaries and related expenses and medical and nutritional product costs, there was a net loss in 1994 of $903,000, or $.28 per share, compared to income before the cumulative effect of a change in accounting for income taxes of $465,000, or $.15 per share, in 1993. In 1993, after the cumulative effect of the accounting change, net income was $1,536,000, or $.48 per share.

Liquidity and Capital Resources

                  As of June 30, 1996, the Company had total assets of $9.5 million and a net worth of $5.0 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

                  At June 30, 1996, the balance in net accounts receivable for Infu-Tech was 57% higher than the balance at June 30, 1995. Net third party accounts receivable increased by $1,566,000 during the year, partly due to increased sales levels. Infu-Tech's overall outstanding net accounts receivable has increased from 59 days' sales at June 30, 1995 to 84 days' sales at June 30, 1996, primarily as a result of a slow-down in payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected. This is an industry-wide problem and Infu-Tech believes that claims processing will improve and the days' sales outstanding of accounts receivable will decrease as these problems are resolved. Accounts receivable from related parties increased by $495,000 to $1,025,000.

                  Inventories include an adjustment made during the fourth quarter of fiscal year 1996. A gross amount of $388,000 before tax was recorded as an increase to inventory with a corresponding reduction to medical and product costs. The adjustment arose because the Company did not conduct physical inventory counts during the year. Procedures have been instituted to conduct regular quarter end counts.

                  As of June 30, 1996, the Company's working capital was $4.7 million, substantially higher than the $3.6 million at June 30, 1995.

Recently Issued Accounting Standards

                  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which will become effective on July 1, 1996 for the Company. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the adoption of SFAS No. 121 has not been determined by the Company.

                  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes an alternative method of accounting for stock-based compensation awarded to employees such as the stock options the Company grants to employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock-based award. The standard allows companies to continue to measure compensation cost in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Companies electing to retain this method must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. In 1997, the Company will disclose the pro forma effect of the fair value method on 1996 and 1997 net income and earnings per share.

Item 8. Financial Statements and Supplementary Data.

                  The consolidated financial statements and supplementary data required by this item appear beginning at page F-1.

Item 9. Disagreements on Accounting and Financial Disclosure.

                  None.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedule, and Reports on Form 8-K.

(a) Documents filed as part of this Report.

    1. Financial Statements

       Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.

    2. Financial Statement Schedules

       Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.

    3. Exhibits

       The following exhibits are filed with this Report or incorporated by reference:

       3(a)   Certificate of Incorporation (1)

       3(b)   Certificate of Amendment of Certificate of Incorporation (1)

       3(c)   By-laws (1)

       4(a)   Specimen of Common Stock Certificate (2)

       4(b)   Form of Representative's Warrant (1)

       10(a) Joint Venture Agreement dated January 1992 between Medline Industries, Inc. and Intrx

              Medical, Inc. (1)

       10(b) Management and Non-Competition Agreement between Infu-Tech, Inc. and CHA. (1)

       10(c)  Infu-Tech 1992 Stock Option Plan. (1)

       10(d) Distribution Agreement between Infu-Tech, Inc. and Genzyme Corporation dated November 11, 1994. (3)

       21     List of Subsidiaries.
- ---------------
(1) Incorporated by reference to Registration Statement File No. 33-50122.
(2) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1992.
(3) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1994.

(b) Reports on Form 8-K filed during the six months ended June 30, 1995: None.

(c) The exhibits to this Report are listed in Item 14(a)(3).

(d) The financial statement schedule required by Regulation S-K which is excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2).

                                 INFU-TECH, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

              June 30, 1996 and 1995 and December 31, 1994 and 1993
                   (With Independent Auditors' Report Thereon)

                                 INFU-TECH, INC.

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule

                                                                            Page
1. CONSOLIDATED FINANCIAL STATEMENTS:                                       ----

Independent Auditors' Report ..............................................  F-1

Balance Sheets:
      June 30, 1996 and 1995 ..............................................  F-2

Statements of Operations:
      Year ended June 30, 1996 and,
         Six month period ended June 30, 1995 and
            Years ended December 31, 1994 and 1993.........................  F-3

      Years ended June 30, 1996 and unaudited 1995 ........................  F-4

Statements of Stockholders' Equity:
      Year ended June 30, 1996 and,
         Six month period ended June 30, 1995 and
            Years ended December 31, 1994 and 1993.........................  F-5

Statements of Cash Flows:
      Year ended June 30, 1996 and,
         Six month period ended June 30, 1995 and
            Years ended December 31, 1994 and 1993 ........................  F-6

Notes to Consolidated Financial Statements ................................  F-7

2. FINANCIAL STATEMENT SCHEDULE:

     II        Valuation and Qualifying Accounts ..........................  S-1

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Infu-Tech, Inc.

We have audited the consolidated financial statements of Infu-Tech, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infu-Tech, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the year ended June 30, 1996, the six-month period ended June 30, 1995 and each of the years in the two year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.
109. "Accounting for Income Taxes."

                                       KPMG Peat Marwick LLP

New York, New York
September 27, 1996

INFU-TECH, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
==================================================================================================

                                                                               June 30,
                                                                      ----------------------------
                        Assets                                            1996             1995
                        ------                                        -----------      -----------
Cash and cash equivalents                                                    $691             $546
Accounts receivable, net of allowances for uncollectible
       accounts of $2,456 and $2,136                                        4,644            3,078
Accounts receivable from related parties                                    1,025              530
Inventories                                                                 1,646            1,454
Deferred income taxes                                                         822              849
Prepaid expenses and other current assets                                     205              512
                                                                      -----------      -----------

            Total current assets                                            9,033            6,969

Property and equipment, at cost, net of accumulated
       depreciation of $320 and $212                                          307              173
Deferred income taxes                                                          52              220
Other assets                                                                   92               52
                                                                      -----------      -----------

            Total assets                                                   $9,484           $7,414
                                                                      ===========      ===========


         Liabilities and Stockholders' Equity
         ------------------------------------
Accounts payable                                                           $2,779           $2,342
Accrued payroll and related expenses                                          403              407
Other current liabilities                                                   1,155              649
                                                                      -----------      -----------

            Total current liabilities                                       4,337            3,398

Capital lease obligation                                                       99               48
Deferred income                                                                72              198
                                                                      -----------      -----------

            Total liabilities                                               4,508            3,644



Stockholders' equity:
       Common stock, $.01 par value; 5,000,000 shares authorized;
       3,213,500 issued                                                        32               32
       Additional paid-in capital                                           2,928            2,917
       Retained earnings                                                    2,089              894
       Treasury stock, at cost; 39,300 shares                                 (73)             (73)
                                                                      -----------      -----------

            Total stockholders' equity                                      4,976            3,770
                                                                      -----------      -----------

Commitments and contingencies

       Total liabilities and stockholders' equity                          $9,484           $7,414
                                                                      ===========      ===========

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)
===================================================================================================================

                                                                       Six month
                                                     Year ended      period ended               Years ended
                                                       June 30,         June 30,                December 31,
                                                         1996             1995             1994             1993
                                                     -----------      -----------      -----------      -----------
Revenues                                                 $24,638          $10,601          $16,289          $17,011
                                                     -----------      -----------      -----------      -----------

Costs and expenses:

       Medical and nutritional product                    11,920            5,566            7,072            6,900
       Personnel                                           5,951            3,131            5,718            5,273
       Personnel from related parties                        867              453              550               --
       Selling, general and administrative                 2,779            1,466            2,998            2,896
       Provision for uncollectible accounts                1,269              664              917            1,040
       Management fees to majority shareholder               394              170              261              272
       Depreciation                                          108               66               58               48
       Other income,net                                     (115)             (66)            (162)            (193)
                                                     -----------      -----------      -----------      -----------

                                                          23,173           11,450           17,412           16,236
                                                     -----------      -----------      -----------      -----------

Income (loss) before income taxes                          1,465             (849)          (1,123)             775

Provision (benefit) for income taxes                         270               --             (220)             310
                                                     -----------      -----------      -----------      -----------

Income (loss) before cumulative effect of
       accounting change                                   1,195             (849)            (903)             465

Cumulative effect of change in accounting
       for income taxes                                       --               --               --            1,071
                                                     -----------      -----------      -----------      -----------

            Net income (loss)                             $1,195            ($849)           ($903)          $1,536
                                                     ===========      ===========      ===========      ===========



Earnings (loss) per share:

       Income (loss) before cumulative effect
            of accounting change                           $0.38           ($0.27)          ($0.28)           $0.15

       Cumulative effect of change in accounting
            for income taxes                                  --               --               --             0.33
                                                     -----------      -----------      -----------      -----------

            Net income (loss)                              $0.38           ($0.27)          ($0.28)           $0.48
                                                     ===========      ===========      ===========      ===========

Weighted average number of shares                      3,168,037        3,160,974        3,181,509        3,200,000

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)
===============================================================================


                                                        Years Ended June 30,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
                                                    (Audited)       (Unaudited)

Revenues                                               $24,638          $19,854
                                                   -----------      -----------

Costs and expenses:

       Medical and nutritional product                  11,920            9,620
       Personnel                                         6,818            6,990
       Selling, general and administrative               2,779            3,072
       Provision for uncollectible accounts              1,269            1,096
       Management fees to majority shareholder             394              318
       Depreciation                                        108               98
       Other income,net                                   (115)            (140)
                                                   -----------      -----------

                                                        23,173           21,054
                                                   -----------      -----------

Income (loss) before income taxes                        1,465           (1,200)

Provision for income taxes                                 270               96
                                                   -----------      -----------

            Net income (loss)                           $1,195          ($1,296)
                                                   ===========      ===========

Income (loss) per share                                  $0.38           ($0.41)
                                                   ===========      ===========


Weighted average number of shares                    3,168,037        3,162,783

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year ended June 30, 1996, six month period ended June 30, 1995 and years ended December 31, 1994 and 1993

(Dollars in thousands)
==================================================================================================================

                                                 Additional                                              Total
                                  Common           Paid-in         Retained          Treasury        Stockholders'
                                   Stock           Capital         Earnings            Stock            Equity
                               ------------     ------------     ------------      ------------      ------------
Balance, January 1, 1993                 32            2,917            1,110                --             4,059

Net income                               --               --            1,536                --             1,536
                               ------------     ------------     ------------      ------------      ------------

Balance, December 31, 1993               32            2,917            2,646                 0             5,595

Net loss                                 --               --             (903)               --              (903)

Purchase of 39,300 shares
   of treasury stock                     --               --               --               (73)              (73)
                               ------------     ------------     ------------      ------------      ------------

Balance, December 31, 1994               32            2,917            1,743               (73)            4,619

Net loss                                 --               --             (849)               --              (849)
                               ------------     ------------     ------------      ------------      ------------

Balance, June 30, 1995                   32            2,917              894               (73)            3,770

Net income                               --               --            1,195                --             1,195

Exercise of options                      --               11               --                --                11
                               ------------     ------------     ------------      ------------      ------------

Balance, June 30, 1996                  $32           $2,928           $2,089              ($73)           $4,976
                               ============     ============     ============      ============      ============

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
================================================================================================================================

                                                                                   Six month
                                                                   Year ended     period ended              Years ended
                                                                    June 30,        June 30,                December 31,
                                                                      1996            1995              1994             1993
                                                                  -----------      -----------      -----------      -----------
Operating activities:

       Net income (loss)                                               $1,195            ($849)           ($903)          $1,536

       Adjustments to reconcile net income (loss) to net cash used in by operating activities:

                Depreciation expense                                      108               66               58               48
                Provision for uncollectible accounts                    1,269              664              917            1,040
                Amortization of deferred income                          (126)             (63)            (126)            (126)
                Provision for deferred income taxes                       195               --               --                2
                Cumulative effect of accounting change                     --               --               --           (1,071)

                Increase (decrease) from changes in:

                   Accounts receivable                                 (2,835)            (574)          (1,735)            (758)
                   Accounts receivable from related parties              (495)            (146)            (227)            (113)
                   Inventories                                           (192)            (279)            (115)             (45)
                   Prepaid expenses and other current assets              307              (53)            (330)             (63)
                   Due from CHA                                            --               --               --              110
                   Other assets                                           (40)              --               (9)              (2)
                   Accounts payable                                       437              660              613             (496)
                   Accrued payroll and related                             (4)               5                6             (194)
                   Other current liabilities                              404               42              (96)            (134)
                                                                  -----------      -----------      -----------      -----------

            Net cash provided by (used in) operating activities           223             (527)          (1,947)            (266)
                                                                  -----------      -----------      -----------      -----------

Investing activities:

       Expenditures for property and equipment                            (19)             (14)             (98)             (64)
                                                                  -----------      -----------      -----------      -----------

Financing activities:

       Purchase of treasury stock                                          --               --              (73)              --
       Payment of capital lease obligation                                (70)              (9)              (1)              --
       Exercise of option                                                  11               --               --               --
                                                                  -----------      -----------      -----------      -----------

            Net cash used in financing activities                         (59)              (9)             (74)              --
                                                                  -----------      -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                      145             (550)          (2,119)            (330)

Cash and cash equivalents, beginning of the period                        546            1,096            3,215            3,545
                                                                  -----------      -----------      -----------      -----------

Cash and cash equivalents, end of the period                             $691             $546           $1,096           $3,215
                                                                  ===========      ===========      ===========      ===========




Supplemental disclosures of cash flow data:

       Income taxes paid                                                   $7               $3              $55             $285
                                                                  ===========      ===========      ===========      ===========

Non cash investing and financing activity:

       Property and equipment obtained under capital
            lease obligation                                             $223      $        --      $        --      $        --
                                                                  ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

1. The Company

   Infu-Tech, Inc. (the "Company") is a provider of clinical services and products to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to patients in long-term care facilities. The Company is 59% owned by Continental Health Affiliates, Inc. ("CHA"), a public company. The minority 41% of the Company's equity is publicly traded.

   The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including medicare and medicaid reimbursement rates.

2. Significant Accounting Policies

   Basis of consolidation

   The accompanying financial statements include all wholly owned subsidiaries. Intercompany transactions are eliminated in consolidation.

   Accounting estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

   Cash and cash equivalents

   The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

   Revenue Recognition

   Revenue is reported at the net amounts estimated to be realized from patients, third party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 25% (1996), 32% (June 1995), 44% (1994) and 59% (1993) of total revenues were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations.


   Inventories

   Inventories, which consist of medical and nutritional products, are valued at the lower of cost (first-in, first-out method) or market.

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

   Property and Equipment

   Property and equipment, which consists primarily of equipment, furniture and fixtures, and leasehold improvements, is depreciated using the straight-line method at rates that charge the cost of the assets over the periods of expected use. The range of useful lives is primarily three to five years.

   Income Taxes

   Income taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Earnings Per Share

   Earnings per share is computed based upon the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents reflect the dilutive effect of stock options and warrants. The weighted average number of shares used in computing earnings per share total 3,168,037 (1996) 3,160,974 (June 1995), 3,181,509 (1994) and
   3,200,000 (1993).

   New accounting principle

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation", which the Company will adopt in fiscal year 1997. The Company intends to adopt this statement through disclosure in the notes to the financial statements.

   Treasury stock

   Shares of common stock held in treasury are accounted for at par value with any difference between cost and par included in paid-in capital in excess of par value.

   Reclassifications

   Certain amounts in the prior years financial statements have been reclassified to conform to the 1996 presentation.


3. Deferred Income

   In February 1992, the Company received $628 in consideration of its agreement not to compete with Hospital Staffing Services, Inc. ("HSSI") in providing nursing services in California, Arizona and Tennessee for a period of five years and the termination of a non-competition provision which had barred HSSI from providing infusion therapy services. The $628 was recorded as deferred income and is being amortized to other income over five years.

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

4. Stockholders' Equity

   On December 31, 1992, the Company completed an initial public offering of its common stock. The Company sold 600,000 newly issued shares and received net proceeds of $2,923. The excess of net proceeds received over the par value of the newly issued shares was credited to additional paid-in capital. CHA, which owned 100% of the outstanding common stock of the Company prior to the offering, sold 730,000 shares which reduced its ownership of the Company to 59%. In connection with the initial public offering, the representative of the underwriters was issued warrants to purchase up to 60,000 shares of the Company's common stock at 125% of the initial public offering price, for a period of four years.

   In July 1992, the Company adopted a stock option plan (the "Infu-Tech Plan") under which it is authorized to grant stock options to designated employees, officers and directors of the Company. The Plan authorized grant of stock options up to a maximum of 150,000 shares of common stock. In 1994, the maximum number of shares which may be granted under the Plan was increased to 300,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of Infu-Tech common stock). Options become exercisable 12 months after the date of the grant and are exercisable until ten years from the date of grant.

   Stock option transactions for the year ended June 30, 1996, six months ended June 30, 1995 and of the year ended December 31, 1994 are summarized as follows:

                                       Number    Option Price
                                      of shares   Per Share
                                      ---------  -------------
   Outstanding, December 31, 1993      122,200   $5.00 - $6.13

   Granted                              49,750   $1.00 - $4.50
   Cancelled                            (7,300)  $1.00 - $5.375
                                       -------
   Outstanding, December 31, 1994      164,650   $1.00 - $6.13

   Granted                              22,000   $1.59 - $1.95
   Cancelled                            (8,400)  $1.00 - $5.125
                                       -------
   Outstanding, June 30, 1995          178,250   $1.00 - $6.13

   Granted                              60,100   $2.25 - $3.44
   Cancelled                           (30,050)  $1.00 - $5.69
                                       -------
   Outstanding, June 30, 1996          208,300   $1.00 - $6.13
                                       =======


   At June 30, 1996, options to purchase 190,300 shares were exercisable at prices ranging from $1.00 to $6.13 per share.

   In June 1994, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock in the open market. Through June 30, 1996, the Company had purchased 39,300 of its common shares at an aggregate cost of $73.

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

5. Commitments and Contingencies

   Operating Lease Commitments

   The Company is obligated under various operating leases for facilities and equipment with initial terms expiring at various dates through 2001. The leases generally require the Company to pay all costs of maintaining the leased properties.

   The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1996:

   Year ending
     June 30,    Facilities    Equipment     Total
   -----------   ----------    ---------     -----
      1997          $338          $ 38        $376
      1998           222             3         225
      1999           177           --          177
      2000            25           --           25
      2001            24           --           24
                    ----          ----        ----
                    $786          $ 41        $827
                    ====          ====        ====

   Rent expense was $441, $201, and $385 in 1996, June 1995 and 1994,
   respectively.

   Capital Lease Obligation

   The Company has entered into a capital lease for infusion equipment at implicit interest rates ranging between 9 3/4% and 18 1/2%. At June 30, 1996, the Company had a capital lease obligation of $227, of which the current portion of $128 was included in other current liabilities.

   Future minimum lease payments due under these obligations are for the years ending June 30, are $128 (1997); $71 (1998) and $28 (1999).

   Employment Commitments

   The Company extended an employment agreement with its Chairman of the Board, who is also Chairman of the Board and President of CHA, for three years through August 1998. He renders part-time services to the Company for a salary of $100 per year.

   Contingencies

   There is no significant litigation pending against the Company, nor is the Company aware of any threatened litigation, which may have a material adverse affect upon the Company.

   Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10 million, which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1996.

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

6. Related Party Transactions

   The Company provides nutritional and other supplies and infusion therapy services to nursing homes owned or managed by CHA and derived revenues from sales to those nursing homes of $524 in 1996, $266 from January 1995 to June 1995, $358 in 1994 and $313 in 1993. Included in accounts receivable are amounts from nursing homes owned or managed by CHA of $1,025, $530, $384 and $157 at June 30, 1996 and 1995, December 31, 1994 and 1993, respectively.

   Included in personnel costs in 1996, 1995 and 1994, respectively, are charges of $867, $453 and $550 from subsidiaries of CHA for contracted nursing services.

   Included in selling, general and administrative expenses is rent expense of 116 in 1996 and 58 in 1995 to an entity owned by the principal stockholders of CHA and to CHA of $39 in 1994 and $72 in 1993.

   Included in medical and nutritional product costs are charges from nursing homes owned by CHA of $42 in 1996. Included in accounts payable are amounts due to these nursing homes of $103 at June 30, 1996.

   The Company paid cash dividends to CHA of $2,405 in 1992. From July 1, 1992 through December 31, 1992, cash dividends paid by the Company to CHA were limited to the Company's net income during that period. Any amounts paid to CHA during this period in excess of the Company's net income were treated as a noninterest-bearing advance to CHA (which totalled $569), of which all but $110 was repaid on December 31, 1992. The balance was settled in early 1993. A management and non-competition agreement (the "Agreement") between the Company and CHA expiring September 30, 1997 prohibits the Company from lending money to (or borrowing money from) CHA subsequent to December 31, 1992.

   Pursuant to the Agreement, CHA provides services to the Company, which includes, among others, the services of CHA's senior executive management. A management fee equal to 1.6% of revenues is charged by CHA to the Company for these services. The Company estimates that had it provided such services for itself, its costs would have been at least that amount.

   In 1996, June 1995, 1994 and 1993, the Company was charged $14, $17, $37 and $5, respectively, by a corporation owned by the Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

   In January 1992, the Company and Medline Industries, Inc. ("Medline") entered into a joint venture, MedTech Uro Services ("MedTech"). This joint venture was established as part of the settlement of a lawsuit against CHA by Medline. In accordance with the joint venture

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

   agreement, the Company is paid to provide sales and marketing services to MedTech. In addition, the Company will share in the net profits of MedTech to the extent they exceed approximately $200 per year over each of four years. The Company's participation in MedTech allows it to market urological, tracheostomy and other services in conjunction with its marketing of contract services to residents of long-term care facilities. During 1996, June 1995, 1994 and 1993, the Company recorded revenues under this agreement of $9, $45, $139 and $204, respectively, which included $9 in 1996 and $45 in 1995 as its share of net profits. Included in accounts receivable at June 30, 1996 and 1995, December 31, 1994 and 1993 were $0, $7, $6 and $29, respectively, due from MedTech.

7. Income Taxes

   Through December 31, 1992, the Company was included in the consolidated Federal income tax return of CHA. Income taxes were computed on a separate return basis. Pursuant to a tax sharing arrangement between the Company and CHA, the Company's income tax provision payable to CHA was calculated as if the Company filed its own Federal income tax return, except that in computing the Company's tax liability, the Company did not take into account the effects of timing differences.

   Commencing in 1993, the Company began filing its own Federal income tax return.

   Effective January 1, 1993, the Company adopted Statement 109 and accordingly had recognized a benefit of $1,071 to record the cumulative effect of the change in accounting for income taxes in the consolidated statement of operations for 1993.

   The provision (benefit) for income taxes consists of the following:

                                   Six
                     Year       months             Years Ended
                    ended        ended             December 31,
                 June 30,     June 30,             ------------
                     1996         1995          1994          1993
                 --------     --------         -----         -----
   Current:
     Federal        $  70        $--           $(225)        $ 233
     State              5         --               5            75
                    -----        -----         -----         -----
                       75         --            (220)          308
                    -----        -----         -----         -----
   Deferred:
     Federal          165         --            --             (27)
     State             30         --            --            --
     Other           --           --            --              29
                    -----        -----         -----         -----
                      195         --            --               2
                    -----        -----         -----         -----
                    $ 270        $--           $(220)        $ 310
                    =====        =====         =====         =====

   The Company had recorded a Federal and state income tax payable of $75 which is included in other current liabilities in the accompanying June 30, 1996 consolidated balance sheet and

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

   a refund receivable of $225, which is included in prepaid expenses and other current assets in the accompanying June 30, 1995 consolidated balance sheet.

   The following table reconciles the Federal income tax provision computed at statutory Federal income tax rates to the total provision (benefit) for income taxes shown above:

                                                    Six
                                       Year      months          Years ended
                                      ended       ended          December 31,
                                   June 30,    June 30,          ------------
                                       1996        1995        1994        1993
                                   --------    --------       -----       -----
   Federal income tax provision
    (benefit) at statutory rate       $ 498       $(297)      $(393)      $ 271
   State income tax provision,
    net of Federal income tax benefit    88         (51)        (67)         49
   Increase (decrease) in valuation
    allowance                          (316)        339         242          --
   Other - net                           --           9          (2)        (10)
                                      -----       -----       -----       -----
                                      $ 270       $  --       $(220)      $ 310
                                      =====       =====       =====       =====

   The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:

                                                             Six
                                              Year        months
                                             ended         ended
                                          June 30,      June 30,       Dec 31,
                                              1996          1995          1994
                                          --------      --------       -------
   Net deferred income tax assets:
     Allowances for uncollectible
      accounts receivable                  $ 1,007       $   876       $   780
     Net operating tax loss carryforwards       --           603           340
     Compensated absences, principally
      due to accrual for financial
      reporting purposes                        35            41            51
     Deferred income                            30            81           107
     Other - net                                67            49            33
                                           -------       -------       -------
     Sub-total                               1,139         1,650         1,311
     Valuation allowance                      (265)         (581)         (242)
                                           -------       -------       -------
     Net deferred income tax assets        $   874       $ 1,069       $ 1,069
                                           =======       =======       =======


   The Company has historically been profitable and anticipates taxable income in 1996 and future years. In the opinion of management, based on the above, the Company will realize the net deferred income tax assets.

   The Company has utilized all of its net operating tax loss carryforwards for Federal income tax purposes.

INFU-TECH, INC.
Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995,  and  December 31, 1994 and 1993
- --------------------------------------------------------------------------------

8.  Distribution Agreement

    In November 1994, the Company entered into a distribution agreement with a drug manufacturer under which the Company provides a specific home infusion therapy utilizing the manufacturer's drug. Under this agreement, accounts payable to the drug manufacturer ($1,396 at June 30, 1996) are secured by the Company's inventories of the drug ($606 at June 30, 1996) as well as any accounts receivable ($901 at June 30, 1996) arising from the sale of this drug.

9. Business and Credit Concentrations

    The Company generally does not require collateral or other security in extending credit to patients, however, it routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under their health insurance programs, plans or policies (e.g. Medicare, Medicaid, Blue Cross, health maintenance organizations, and commercial insurance policies).

    At June 30, 1996, the Company had gross receivables from the Federal Government (Medicare) of approximately $2,585.

10. Estimated Fair Value of Financial Instruments

    The estimated fair value of financial instruments has been determined based upon available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and or estimation methodologies may have a material effect on the estimated fair value.

    The carrying amounts of short term financial instruments are reasonable estimates of their fair values.

11. Fourth Quarter Adjustment

    The Company recorded an inventory adjustment during the fourth quarter of fiscal year 1996. A gross amount of $388 before tax was recorded as an increase to inventory with a corresponding reduction to medical and nutritional product costs. The adjustment arose as a result of a physical inventory conducted on June 30, 1996. Because the Company did not conduct physical inventory counts during the year, it is not possible to determine whether or not the adjustment impacted any of the previously filed quarterly results.

Schedule II
INFU-TECH, INC.
Valuation and Qualifying Accounts (Dollars in thousands)
- --------------------------------------------------------------------------------

Column A             Column B          Column C         Column D     Column E
- --------             --------          --------         --------     --------
                                       Additions
                                  ------------------
                     Balance at   Charged to                         Balance
                     beginning    cost and              Deductions   at end
Description          of period    expenses     Other       (a)       of period
- -----------          ----------   ----------   -----    ----------   ---------
Allowance for
  uncollectible
  accounts:

  1996 (June)          $2,136      $1,269      $--        $  949      $2,456
                       ======      ======      =====      ======      ======
  1995 (June)          $1,903      $  664      $--        $  431      $2,136
                       ======      ======      =====      ======      ======
  1994 (December)      $2,090      $  917      $--        $1,104      $1,903
                       ======      ======      =====      ======      ======
  1993 (December)      $1,972      $1,040      $--        $  922      $2,090
                       ======      ======      =====      ======      ======

(a) Uncollectible accounts charged off during the year, net of recoveries.

                                  SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFU-TECH, INC.

Date: September 30, 1996              By: /s/ JACK ROSEN
                                          Jack Rosen
                                          Chairman of the Board

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name                        Title                          Date
- -----------------------     ---------------------------    ------------------
/s/ JACK ROSEN              Chairman of the Board,         September 30, 1996
Jack Rosen                  Director (Principal
                            Executive Officer)

/s/ JOSEPH ROSEN            Director                       September 30, 1996
Joseph Rosen

/s/ BENJAMIN GEIZHALS       Vice President, Assistant      September 30, 1996
Benjamin Geizhals           Secretary and General Counsel
                            (Principal Financial Officer)

/s/ ALISON KURUS ALLEN      Principal Accounting           September 30, 1996
Alison Kurus Allen          Officer

/s/ ISRAEL INGBERMAN        Director                       September 30, 1996
Israel Ingberman

/s/ JOSEPH M. GIGLIO        Director                       September 30, 1996
Joseph M. Giglio

/s/ Carl D. Glickman        Director                       September 30, 1996
Carl D. Glickman

/s/ Bruce Slovin            Director                       September 30, 1996
Bruce Slovin