Form 10-K/A
period 1996-06-30
INFU TECH INC
filed 1996-10-31
CIK 890152

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                             FORM 10-K/A No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1996


Commission file number: 0-21006

                              INFU-TECH, INC.
          (Exact name of registrant as specified in its charter)

       Delaware                                           22-3127689
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


      910 Sylvan Avenue                                    07632
    Englewood Cliffs, N.J.                                (Zip Code)
    (Address of principal
     executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 26, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,136,688.

As of September 26, 1996, 3,214,600 shares of the registrant's common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                   None

                                 PART III

Item 10.  Directors and Executive Officers.

Directors                                      Served on
                                             the Board of
                                               Directors
    Name                       Age               Since
Jack Rosen . . . . . . . . .   50               1988
Joseph Rosen . . . . . . . .   45               1988
Israel Ingberman . . . . . .   50               1988
Joseph Giglio. . . . . . . .   55               1992
Bruce Slovin . . . . . . . .   60               1992
Carl D. Glickman . . . . . .   70               1992

     Jack Rosen has served as the chief executive officer (the President, Chairman of the Board or both) and as a Director of the Company since 1992, of CHA since its incorporation in 1981 and of CHA's subsidiaries from their respective dates of incorporation, the first of which was in 1976. Mr. Rosen is also the President and a Director of CompreMedx Corporation ("CompreMedx"), an 89.1%-owned subsidiary of CHA. He first became involved in the health care field in September 1971 when he became a director of Garden State Health Care Center of East Orange, New Jersey. He is actively engaged, together with Joseph Rosen and Israel Ingberman, who are officers and directors, and along with Jack Rosen, are the three principal stockholders of the Company (the "Principal Stockholders"), in a variety of enterprises, including real estate development and hotel ownership (the "Rosen-Ingberman Enterprises"). Jack Rosen is the brother of Joseph Rosen.

     Joseph Rosen has served as a Vice President and as a Director of CHA since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx) from their respective dates of incorporation. He became an Assistant Secretary of the Company in March 1983. He first became involved in the health care field in October 1974 with the organization of Jayber Inc., which operates a nursing home in West Orange, New Jersey and now is a subsidiary of the Company. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and with Israel Ingberman in nursing home ownership and management ("R-I nursing homes"). He is the brother of Jack Rosen.

     Israel Ingberman has served as Secretary, Treasurer and as a Director of CHA since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx) from their respective dates of incorporation. He first became involved in the health care field in October 1974 with the organization of Jayber Inc. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and in the R-I nursing homes with Joseph Rosen.

     Joseph M. Giglio has been a director of CHA since January 1983. He became a director of the Company in July 1992. Since December 1993, he has been serving as the Chairman of Apogee Research, Inc., an infrastructure consulting firm. From December 1993 until August 1994, he was the Senior Advisor to the First Southwest Company. From April 1992 to November 1993, he was an Executive Vice President of Smith Barney & Co. And from June 1991 to April 1992, he was a Managing Director of that firm. From January 1990 to June 1991, he was the President of Chase Municipal Securities, Inc., an affiliate of The Chase Manhattan Bank, N.A. From August 1988 through December 1989, Mr. Giglio was a Senior Vice President at Chase Securities, Inc. in the Municipal Finance Division. For more than five years prior to joining Chase, Mr. Giglio was the Senior Managing Director of the Public Finance Department at Bear Stearns & Co., Inc. Mr. Giglio served as Chairman of the National Council on Public Works Improvement, which released its final report, "Fragile Foundation," in February 1988. Mr. Giglio chaired the U.S. Senate Budget Committee's Private Sector

Advisory Panel on Infrastructure Financing. He serves on the board of directors of The Hudson Institute. Mr. Giglio has served as an Associate Professor of Finance at New York University. He is a graduate of Rutgers University, and holds a Master of Public Administration degree from New York University and a Master's degree in Business from Columbia University.

     Carl D. Glickman has been a director of CHA since August 1989. He became a Director of the Company in July 1992. Since 1953, he has been the president of The Glickman Organization, a real estate ownership and management company. In addition, Mr. Glickman is a director of Andal Corporation (a diversified manufacturing company), Bear Stearns Companies, Inc. (an investment banking company), Jerusalem Economic Corporation (an Israeli real estate company), Alliance Tyre and Rubber Co. (an Israeli tire manufacturer), Franklin Holdings, Inc. (an investment company), Lexington Corporate Properties, Inc. (a real estate investment trust), Modern Video Co. (a motion picture production company) and Office Max, Inc. (an office supply retailer).

     Bruce Slovin has been a Director of CHA since June 1988. He became a Director of the Company in July 1992. Mr. Slovin is a graduate of Harvard Law School and Cornell University. Since 1985, he has been president and a director of Revlon Group Incorporated, an industrial products holding company. Since 1980, he has been president and a director of MacAndrews & Forbes Group, Inc., an industrial holding company. In addition, Mr. Slovin is a director of Andrews Group Incorporated (a publishing and entertainment company), Power Control Technologies, Inc. (a manufacturer of aerospace components), Cantel Industries, Inc. (a distributor of furniture and medical equipment) and The Coleman Company, Inc. (an outdoor recreational equipment manufacturer).

Item 11.  Executive Compensation.

     Executive officers of the Company who are also officers of CHA, other than Jack Rosen and Richard S. Gordon, receive annual compensation from CHA and receive no annual compensation from the Company. Services of these officers are included in the services provided to the Company by CHA, for which it receives a management fee.

     The following table sets forth the annual compensation paid by the Company or CHA (including annual compensation paid by CHA for services not related to the Company), and the long-term compensation paid by the Company, during the year ended December 31, 1994, the six months ended June 30, 1995 and year ended June 30, 1996, to the chief executive officer of the Company and to each of the other executive officers of the Company at that date whose annual salary and bonus from the Company and CHA during 1994 totalled more than $100,000:

                     SUMMARY COMPENSATION TABLE
                                     Annual Compensation              Long-Term Compensation
                                                                      Awards              Payouts
                                                             Other
                                                             Annual   Restricted                     All Other
                                                             Compen-  Stock     Options/  LTIP       Compen-
Name and Principal                   Salary      Bonus       sation   Award(s)  SARs      Payouts    sation
Position<F2>            Year         ($)         ($)         ($)      ($)       (#)       ($)        ($)

Jack Rosen
  Chairman of the Board 1996         300,000<F3>  None        None     None     -         None       None
  and Chief Executive   1995<F1>     150,000<F3>                                -
  Officer               1994         300,000<F3>                                -

Michael Pennessi        1996         146,667      -           None     None     2,500     None       None
  President and Chief   1995<F1>     75,000       -                             -
  Operating Officer     1994         150,000      -                             2,500

Pritpal Virdee          1996         130,000      -           None      None    2,500     None       None
  Executive Vice        1995<F1>     65,000       -                             -
  President             1994         120,000      -                             2,500

Richard S. Gordon       1996         120,312      -           None      None    1,000     None       None
  Executive Vice        1995<F1>     49,479       5,000                         -
  President             1994         99,920       37,154                        5,000

Benjamin Geizhals       1996         130,000<F4>  None        None      None    2,000     None       None
  Vice President        1995<F1>     65,000<F4>                                 -
                        1994         130,000<F4>                                -

[FN]
<F1> Six months ended June 30, 1995.
<F2> Officers devoted 100% of their time to the Company, except Mr. Rosen (who devoted approximately 33% of his time), Mr. Gordon (who devoted approximately 65% of his time), and Mr. Geizhals (who devoted approximately 50% of his time) to the Company. Mr. Pennessi served as President and Chief Operating Officer until June 1, 1996 at which time he became Executive Vice President. Mr. Rosen assumed the office of President on June 1, 1996.
<F3> Since August 1992, Mr. Rosen had been employed part-time by the Company at a salary of $100,000 per year. The remainder of his working time is devoted to his duties as Chairman of CHA.
<F4> The compensation of Mr. Geizhals is paid entirely by CHA.  His services are made available to the Company under its Management Agreement with CHA.

     During fiscal 1997, Mr. Rosen was awarded a bonus totalling $150,000 as a result of performance of the Company and CHA during fiscal 1996. These bonuses will be reported as compensation received during fiscal 1997.


Directors' Compensation

     Each director who does not otherwise receive a salary from the Company receives a director's fee of $5,000 per year. In addition, under Infu-Tech's 1992 Stock Option Plan, each member of the committee which awards options to Infu-Tech officers (Joseph Giglio, Carl Glickman and Bruce Slovin) received an option to purchase 10,000 shares when the Plan was adopted and receives an option to purchase 5,000 shares each year after that.

Option Plans

     The following table sets forth certain information with regard to options granted during 1996 to the Company's chief executive officer and its other executive officers whose salary and bonus from the Company and CHA during 1996 totalled more than $100,000:


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                    Potential Value at Assumed Annual
                                                                                    Rates of Stock Price Appreciation
Individual Grants                                                                   For Option Term
                    Number of        Percent of Total
                    Securities       Options/SARs
                    under            Granted to       Exercise of
                    option/SARs      Employees in     Base Price
Name                Granted (#)      Fiscal Year (%)  ($/Sh)          Expiration Date 5% ($)            10% ($)
Jack Rosen          -                -                -               -               -                 -
Michael Pennessi    2,500            4                2.25            7/8/05          3.550             8,975
Pritpal Virdee      2,500            4                2.25            9/8/05          3,550             8,975
Richard S. Gordon   1,000            1.6              2.25            9/8/05          1.420             3,590
Benjamin Geizhals   2,000            3.3              2.25            9/8/05          2,840             7,180


     The following table sets forth certain information with regard to exercises of options and SARs held at June 30, 1996.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                          Number of Unexercised  Value of Unexercised in-
                                                                          Options/SARs at Fiscal the-Money Options/SARs at
                                                                          Year-End <F1>          Fiscal Year End ($)<F2>

                        Shares Acquired on                                Exercisable(E)         Exercisable(E)
Name                    Exercise (#)              Value Realized ($)      Unexercisable (U)      Unexercisable (U)
Jack Rosen              -                         -                       30,000(E)              0(E)
                                                                          0(U)                   0(U)

Michael Pennessi        -                         -                       27,500(E)              0(E)
                                                                          0(U)                   0(U)

Pritpal Virdee          -                          -                      10,000(E)              13,750(E)
                                                                          0(U)                   0(U)

Richard S. Gordon       -                          -                      6,000(E)               9,950(E)
                                                                          0(U)                   0(U)

Benjamin Geizhals       -                          -                      2,000(E)               4,250(E)
                                                                          0(U)                   0(U)


[FN]
<F1>   The Corporation has not granted any SARs.
<F2>   Based upon the amount by which the market price of the Company's Common
       Stock on June 28, 1996 ($4.375 per share) exceeded the exercise price of the options.


Compensation Committee Interlocks and Insider Participation

     During the year-ended June 30, 1996 Company does not have a Compensation Committee. Salaries of its senior executive officers, other than its Chairman of the Board and chief executive officer, are set by the Chairman of the Board. The salary of the Chairman of the Board was approved by the Board of Directors prior to the initial public offering of the Company's shares.

     During the year ended June 30, 1996, the Company was charged $14,000 by a corporation owned by Jack Rosen, the Chairman of the Board of the Company, for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

     All the members of the Company's Board of Directors are also directors of CHA. Also, three of the members of the Company's Board of Directors are officers of CHA. Transactions between the Company and CHA during the year ended June 30, 1996 were as follows:

     Prior to the initial public offering of the Company's Common Stock, completed on December 31, 1992, all the Company's capital stock was owned by CHA and the Company was operated as a wholly owned subsidiary of CHA. This included CHA's making available to the Company services of CHA's senior management and financial, accounting, legal and other administrative personnel.

     In connection with the initial public offering of the Company's Common Stock, the Company and CHA entered into a Management and Non-Competition Agreement under which, until September 30, 1997, (i) CHA will provide to the Company services of a chief financial officer, a general counsel and other senior executives, other than a chief executive officer (which will be Jack Rosen or another person paid by the Company) and a principal accounting officer (which, if different from the chief financial officer, will be a person paid by the Company), (ii) neither CHA nor the Company will make any loans to the other of them, (iii) all other transactions between the Company and CHA will be on terms determined by the Board of Directors of the Company to be no less favorable to the Company than the terms which would be available from unrelated parties, (iv) CHA will not directly or indirectly engage in the business of providing infusion therapy to patients at home or in nursing homes or similar long term care facilities (other than those owned or operated by CHA or subsidiaries) and (v) the Company will not directly or indirectly operate nursing homes or similar long term care facilities. The Company pays CHA a management fee under the agreement equal to 1.6% of the Company's revenues. CHA's liability for providing services to the Company will be limited to losses resulting from willful malfeasance, bad faith or gross negligence. The Company will indemnify CHA and its officers, employees and agents, for losses resulting from the provision of services under the agreement, except when there is an adjudication that the loss resulted from the indemnified person's willful misfeasance, bad faith or gross negligence. During 1996 the management fee charged to the Company by CHA totalled $394,000.

     The Company is occupying approximately 7,400 square feet of office space in an office building in Englewood Cliffs, New Jersey which is owned by the principal stockholders of CHA. The rent expense is $9,600 per month. The Company believes the terms on which it is occupying this space are more favorable to it than the terms on which it could rent a similar amount of corporate space from an unaffiliated person.

     Among the nursing homes with which the Company does business are seven facilities which are owned or managed by CHA and three facilities which are owned by companies controlled by CHA's
Principal Stockholders.  During 1996, the Company's sales to the nursing homes owned or managed by CHA totalled $524,000.  At June
30, 1996, the Company's accounts receivable from those nursing homes totalled $1,025,000. On the other hand, the Company owed CHA $436,000
for unpaid management fees.   During 1996, the Company realized
revenues of $392,000, or 7% of the Company's total contract services revenues, from the sale of products and services to residents of the seven nursing homes owned or managed by CHA and the three nursing homes owned by companies controlled by CHA's
Principal Stockholders.

     The Company was paid $628,000 in February 1992 in connection with the settlement of a lawsuit by the purchaser of CHA's former
Home Nurse Staffing Division. In connection with the settlement, the Company agreed not to compete with the purchaser in providing nursing services in California, Arizona and Tennessee for a period of five years and terminated a non-competition provision which had barred the purchaser from providing infusion therapy services. The restrictions against providing nursing services do not affect themanner in which the Company is currently doing business, and has not had a material adverse effect on the Company's business.

Item 12.    Security Ownership of Certain Beneficial Owners and
Management.

    The following table contains information concerning the ownership of the Company's Common Stock at September 26, 1996 by each person known to the Company to be a beneficial owner of more than 5% of any class of the Company's voting security, by the Company's directors, by each of the executive officers of the Company who is among the five most highly compensated executive officers of the Company in 1996 and by directors and executive officers as a group are as follows:


                      Name and Address                     Amount and Nature of
Title of Class        of Beneficial Owner                  Beneficial Owner         Percent of Class

Common Stock          Continental Health Affiliates, Inc.  1,870,000 shares        59%
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          Joseph Giglio                        25,000 shares<F1>       <F2>
                      4350 East West Highway, Suite 600
                      Bethesda, MD 20814

Common Stock          Jack Rosen                            30,000 shares           <F2>
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          Joseph Rosen                          10,000 shares           <F2>
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          Israel Ingberman                       10,000 shares          <F2>
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          Carl D. Glickman                       25,000 shares <F1>     <F2>
                      The Leader Building, Suite 1140
                      Cleveland, OH 44114

Common Stock          Bruce Slovin                           25,000 shares <F1>     <F2>
                      35 E. 62nd Street
                      New York, NY 10021

Common Stock          Michael Pennessi                       27,500 shares <F1>     <F2>
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          Pritpal Virdee                         10,000 shares <F1>     <F2>
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          Richard S. Gordon                      6,000 shares <F1>      <F2>
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          Benjamin Geizhals                      2,000                  <F2>
                      910 Sylvan Avenue
                      Englewood Cliffs, NJ 07632

Common Stock          All directors and executives           170,500 shares <F1>    5%
                      officers as a group (12 persons)

<F1>   Consists entirely of shares which may be purchased on exercise of which were exercisable within 60 days after September 26, 1996.
<F2>   Less than 1%.

     At September 30, 1996, Jack Rosen, who is the chief executive officer and a director of the Company, and Joseph Rosen and Israel Ingberman, who are directors of the Company, owned a 15%, 10% and 9.5%, respectively, of the outstanding common stock of CHA. Other directors and executive officers of the Company owned, in total, an additional 3% of the outstanding common stock of CHA (including common stock issuable on exercise of options to purchase common stock of CHA which were exercisable on, or would be exercisable within 60 days after, September 28, 1996).

     On October 25, 1995 Cede & Co., owned a record of 1,270,360 shares of the Company's Common Stock, constituting 39.5% of the outstanding Common Stock. The Company understands those shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.

Item 13.     Certain Relationships and Related Transactions

     Transactions between the Company and its Board of Directors are described under "Compensation Committee Interlocks and Insider Participation."

Filing of Reports

     To the best of the Company's knowledge, no director, executive officer or beneficial owner of more than 10% of the Company's stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange
Act of 1934, as amended, with regard to the year ended June 30, 1996.

                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFU-TECH, INC.



                                      By:  /s/ Benjamin Geizhals
Date:  October 30, 1996                        Benjamin Geizhals
                                      Vice President and General Counsel