Form 10-Q
period 1996-09-30
INFU TECH INC
filed 1996-11-20
CIK 890152

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

                 For the quarter ended September 30, 1996

                     Commission file number  0-21006



                              INFU-TECH, INC.
          (Exact name of registrant as specified in its charter)


           Delaware                           22-3127689
(State of other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)             number)


                             910 Sylvan Avenue
                        Englewood Cliffs, NJ  07632
                 (Address of principal executive offices)


   Registrant's telephone number, including area code  (201) 567 - 4600



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No



     As of November 7, 1996, the Registrant had outstanding 3,214,600 shares of its $.01 par value Common Stock.

                              INFU-TECH, INC.

                                   Index


                                                                     Page Number

PART I - FINANCIAL INFORMATION:

Item 1 Consolidated Balance Sheets September 30, 1996 (Unaudited)
       and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   2

      Consolidated Statements of Operations (Unaudited) for the three months
       ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .   3

      Consolidated Statements of Cash Flows (Unaudited) for the three months
       ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .   4

      Notes to Unaudited Condensed Consolidated Financial Statements . . .   5

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . . .  6 - 7



PART II - OTHER INFORMATION                                                  8

       Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

INFU-TECH, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                  September 30,   June 30,
                                                  1996            1996
Assets                                            (Unaudited)

Cash and cash equivalents                         $1,094          $691
Accounts receivable, net of allowances for
   uncollectible accounts of $2,716 and $2,456     6,398         5,669
Inventories                                        1,878         1,646
Deferred income taxes                                822           822
Prepaid expenses and other current assets            236           205

      Total current assets                        10,428         9,033

Property and equipment, at cost, net of
   accumulated depreciation of $354 and $320         309           307
Deferred income taxes                                 52            52
Other assets                                          92            92

      Total assets                               $10,881        $9,484


Liabilities and Stockholders' Equity

Accounts payable                                  $3,735        $2,779
Accrued payroll and related expenses                 622           403
Other current liabilities                          1,133         1,155

      Total current liabilities                    5,490         4,337

Capital lease obligation                             100            99
Deferred income                                       40            72

      Total liabilities                            5,630         4,508



Stockholders' equity:
   Common stock, $.01 par value; 5,000,000
    shares authorized;3,214,600 issued                32            32
   Additional paid-in capital                      2,930         2,928
   Retained earnings                               2,362         2,089
   Treasury stock, at cost; 39,300 shares            (73)          (73)

      Total stockholders' equity                   5,251         4,976

Commitments and contingencies

   Total liabilities and stockholders' equity    $10,881        $9,484

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                               (Unaudited)
                                        Three months ended September 30,
                                                   1996          1995

Revenues                                           $6,443        $6,333

Costs and expenses:

   Medical and nutritional product                  3,080         3,302
   Personnel                                        1,689         1,708
   Selling, general and administrative                795           684
   Provision for uncollectible accounts               312           334
   Management fees to majority shareholder            103           101
   Depreciation                                        35            26
   Other income,net                                   (33)          (32)

                                                    5,981         6,123

Income before income taxes                            462           210

Provision for income taxes                            189            --

      Net income                                     $273          $210

Earnings per share                                  $0.09         $0.07

Weighted average number of shares               3,174,567     3,160,867

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                  (Unaudited)
                                                  Three months ended
                                                  September 30,
                                                    1996         1995

Operating activities:

   Net income                                       $  273       $ 210

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Depreciation expense                            35          26
        Provision for uncollectible accounts           312         334
        Amortization of deferred income                (32)        (32)

        Increase (decrease) from changes in:

          Accounts receivable                       (1,041)     (1,149)
          Inventories                                 (232)        220
          Prepaid expenses and other current           (31)        247
          Accounts payable                             956         243
          Accrued payroll and related                  219         (35)
          Other current liabilities                    (25)         11

      Net cash provided by operating activities        434          75

Investing activities:

   Expenditures for property and equipment              (9)         (7)

Financing activities:

   Payment of capital lease obligation                 (24)        (11)
   Exercise of option                                    2           0

      Net cash used in financing activities            (22)        (11)

Net increase in cash and cash equivalents              403          57

Cash and cash equivalents, beginning of the period     691         546

Cash and cash equivalents, end of the period        $1,094        $603

Supplemental disclosures of cash flow data:

   Income taxes paid                                   $53         $ -

Non cash investing and financing activity:

   Property and equipment obtained under capital
      lease obligation                                 $ -        $ 83


See accompanying notes to consolidated financial statements.

INFU-TECH, INC.
(Unaudited)

Notes to Condensed Consolidated Financial Statements

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

2. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

   These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of
   Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

Results of Operations

Three Months Ended September 30, 1996 and 1995

Total revenues increased by $110,000, or 2%, from $6,333,000 to $6,443,000 primarily due to a $168,000, or 4%, increase in home infusion division revenues. This increase is partially attributed to a 11% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through successful marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices.

Cost of medical and nutritional products sold to patients and other customers decreased by $222,000, or 7%, from $3,302,000 in 1995 to $3,080,000 in 1996.
As a percentage of total revenues, medical and nutritional product costs were 48% in 1996 and 52% in 1995. The improvement in the nutritional product costs as a percentage of sales is attributable to two principal factors. First, the Company is participating in group purchasing programs that make bulk purchases more economical and second, the cost of nutritional product for the quarter was based upon a physical inventory count at September 30, 1996.

Total personnel costs decreased by $19,000, or 1%, from $1,708,000 in 1995 to $1,689,000 in 1996, primarily as a result of reductions in sales and administrative personnel.

Selling, general and administrative expenses increased by $111,000, or 16%, from $684,000 in 1995 to $795,000 in 1996 primarily due to an increase in legal fees and the engagement of an investor relations firm.

The provision for uncollectible accounts was 5% of revenues in both years.

Management fees to Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $103,000 in 1996 and $101,000 in 1995 were 1.6% of revenues in both years.

Depreciation expense increased from $26,000 in 1995 to $35,000 in 1996 due to property and equipment additions.

Other income of $33,000 in 1996 and $32,000 in 1995 consisted of $32,000 of amortization in both years of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years.

The provision for income taxes in 1996 reflects use of a portion of the Company's net operating loss carryforwards.

INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The net income in 1996 was $273,000, or $.09 per share compared to net income in 1995 of $210,000 or $.07 per share. The improvement in net income was primarily attributable to a 2% increase in revenues and a 7% decrease in the cost of medical and nutritional products sold to patients and other customers. Income before taxes for the quarter ended September 30, 1996 was $462,000 compared to $210,000 for the comparable quarter last year. As the Company has now utilized its net operating loss carryforwards, a full tax charge in the current quarter results in net income of $273,000 compared to $210,000 for the comparable quarter last year.



Liquidity and Capital Resources

As of September 30, 1996, the Company had total assets of $10.9 million and a net worth of $5.3 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

At September 30, 1996, the balance in net accounts receivable for Infu-Tech was 13% higher than the balance at June 30, 1996. Infu-Tech's overall outstanding net accounts receivable has increased from 84 days sales at June 30, 1996 to 91 days sales at September 30, 1996, primarily as a result of a slow down in payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected.

As of September 30, 1996, the Company's working capital was $4.9 million.

Among the nursing homes with which the Company does business are seven facilities which are owned or managed by CHA and three facilities which are owned by companies controlled by CHA s Principal Stockholders. During the three months ended September 30, 1996, the Company s sales from those nursing homes totalled $137,000. At September 30, 1996, the Company s accounts receivable from those nursing homes totalled $1,163,000. The Company owed CHA $539,000 for unpaid management fees. During the three months ended September 30, 1996, the Company realized revenues of $106,000 or 7%, of the Company s total contract services revenues, from the sale of products and services to residents of the seven nursing homes owned or managed by CHA and the three nursing homes owned by companies controlled by CHA s Principal Stockholders.

INFU-TECH, INC.


Part II Other Information

     Item 1 Legal Proceedings
          There are no presently pending material legal proceedings other than as reported in the Company's Form 10K for the year ended June 30, 1996.

     Item 2 Changes in Securities                               NONE

     Item 3 Defaults Upon Senior Securities                     NONE

     Item 4 Submission of Matters to Vote of Security Holders   NONE

     Item 5 Other Information                                   NONE

     Item 6 Exhibits and Reports on Form 8-K                    NONE

INFU-TECH, INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Infu-Tech, Inc.


Date  November 14, 1996              /s/  JACK ROSEN
                                     Jack Rosen
                                     Chairman and Director
                                     (Chief Executive Officer)



Date  November 14, 1996              /s/   S. COLIN NEILL
                                     S. Colin Neill
                                     Vice President and
                                     Chief Financial Officer