Form 10-Q
period 1996-12-31
INFU TECH INC
filed 1997-02-14
CIK 890152

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

                  For the quarter ended December 31, 1996

                     Commission file number  0-21006



                              INFU-TECH, INC.
          (Exact name of registrant as specified in its charter)


     Delaware                                   22-3127689
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification Number)


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




     As of February 7, 1997, the Registrant had outstanding 3,248,092 shares of its $.01 par value Common Stock.

                              INFU-TECH, INC.

                                   Index

                                                                  Page Number

PART I - FINANCIAL INFORMATION:

Item 1 Consolidated Balance Sheets December 31, 1996 (Unaudited)
       and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   2

      Consolidated Statements of Operations (Unaudited) for the three
      months ended December 31, 1996 and 1995  . . . . . . . . . . . . . .   3

      Consolidated Statements of Operations (Unaudited) for the six months
       ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .   4

      Consolidated Statements of Cash Flows (Unaudited) for the six months
       ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .   5

      Notes to Unaudited Condensed Consolidated Financial Statements . . .   6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . . . . 7 - 9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  10

       Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

INFU-TECH, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                December 31     June 30,
Assets                                          1996            1996
                                                (Unaudited)

Cash and cash equivalents                       $ 1,098         $   691
Accounts receivable, net of allowances for
 uncollectible  accounts of $2,632 and $2,456     6,209           5,669
Inventories                                       1,582           1,646
Deferred income taxes                               822             822
Prepaid expenses and other current assets           442             205

      Total current assets                       10,153           9,033

Property and equipment, at cost, net of
 accumulated depreciation of $386 and $320          292             307
Deferred income taxes                                52              52
Other assets                                         96              92

      Total assets                              $10,593          $9,484


Liabilities and Stockholders' Equity

Accounts payable                                 $3,374          $2,779
Accrued payroll and related expenses                525             403
Other current liabilities                         1,067           1,155

      Total current liabilities                   4,966           4,337

Capital lease obligation                             72              99
Deferred income                                       9              72

      Total liabilities                           5,047           4,508



Stockholders' equity:
   Common stock, $.01 par value; 5,000,000
    shares authorized; 3,217,150 issued              32              32
   Additional paid-in capital                     2,939           2,928
   Retained earnings                              2,648           2,089
   Treasury stock, at cost; 39,300 shares           (73)            (73)

      Total stockholders' equity                  5,546           4,976

Commitments and contingencies

   Total liabilities and stockholders' equity   $10,593          $9,484

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)


                                                   (Unaudited)
                                         Three months ended December 31,
                                                  1996       1995

Revenues                                          $6,525     $6,214

Costs and expenses:

   Medical and nutritional product                 3,091      3,180
   Personnel                                       1,779      1,671
   Selling, general and administrative               776        658
   Provision for uncollectible accounts              277        306
   Management fees to majority sharehold             104        100
   Depreciation                                       33         12
   Other income,net                                  (20)       (30)

                                                   6,040      5,897

Income before income taxes                           485        317

Provision for income taxes                           199          0

      Net income                                    $286       $317

Earnings per share                                 $0.09      $0.10

Weighted average number of shares              3,178,517  3,170,058

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

                                               (Unaudited)
                                        Six months ended December 31,
                                             1996        1995


Revenues                                     $12,968     $12,546

Costs and expenses:

   Medical and nutritional product             6,171       6,482
   Personnel                                   3,468       3,372
   Selling, general and administrative         1,571       1,348
   Provision for uncollectible accounts          589         639
   Management fees to majority sharehold         207         201
   Depreciation                                   68          38
   Other income,net                              (53)        (62)

                                              12,021      12,018

Income before income taxes                       947         528

Provision for income taxes                       388           0

      Net income                                $559        $528



Earnings per share                             $0.18       $0.17


Weighted average number of shares          3,176,542   3,165,600

See accompanying notes to consolidated financial statements.

INFU-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                      (Unaudited)
                                                    Six months ended
                                                    December 31,
                                                    1996        1995

Operating activities:

   Net income                                       $   559     $   528

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Depreciation expense                             68          38
        Provision for uncollectible accounts            589         639
        Amortization of deferred income                 (63)        (63)

        Increase (decrease) from changes in:

          Accounts receivable                        (1,129)     (2,066)
          Inventories                                    64          67
          Prepaid expenses and other current           (237)        208
          Other assets                                   (4)          0
          Accounts payable                              595         889
          Accrued payroll and related                   122        (141)
          Other current liabilities                     (93)          9

      Net cash provided by operating activiti           471         108

Investing activities:

   Expenditures for property and equipment              (51)        (44)

Financing activities:

   Payment of capital lease obligation                  (24)        (23)
   Exercise of option                                    11          11

      Net cash used in financing activities             (13)        (12)

Net increase in cash and cash equivalents               407          52

Cash and cash equivalents, beginning of the period      691         546

Cash and cash equivalents, end of the period         $1,098        $598

Supplemental disclosures of cash flow data:

   Income taxes paid                                 $   53       $   -

Non cash investing and financing activity:

   Property and equipment obtained under capital
      lease obligation                               $    -       $ 216

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

2.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

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

Results of Operations

Three Months Ended December 31, 1996 and 1995

Total revenues increased by $311,000, or 5%, from $6,214,000 to $6,525,000 partially due to a $164,000, or 11%, increase in contract service division revenues. These revenues are comprised of enteral nutrition therapy and other products provided to patients in long-term care facilities. Home infusion division revenues increased by $147,000 or 3% partially attributed to a 27% increase in the number of patients serviced. These patients experienced shorter terms of therapy as well as discounted pricing negotiated with managed care companies.

Cost of medical and nutritional products sold to patients and other customers decreased by $89,000, or 3%, from $3,180,000 in 1995 to $3,091,000 in 1996. As a percentage of total revenues, medical and nutritional product costs were 47% in 1996 and 51% in 1995. The improvement in the nutritional product costs as a percentage of sales is partially attributable to participating in group purchasing programs that make bulk purchases more economical.

Total personnel costs increased by $108,000, or 6%, from $1,671,000 in 1995 to $1,779,000 in 1996, primarily as a result of expansion of the home infusion sales force.

Selling, general and administrative expenses increased by $118,000, or 18%, from $658,000 in 1995 to $776,000 in 1996 primarily due to an increase in investor relations expenses, legal fees and distribution costs to support the 27% increase in home infusion patients serviced.

The provision for uncollectible accounts was 4% of revenues in 1996 and 5% of revenues in 1995.

Management fees to Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $104,000 in 1996 and $100,000 in 1995 were 1.6% of revenues in both years.

Depreciation expense increased from $12,000 in 1995 to $33,000 in 1996 due to property and equipment additions involving infusion pump purchases.

Other income, net of $20,000 in 1996 and $30,000 in 1995 consisted of $32,000 of amortization in both years of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. Interest expense offsets the other income.

The net income in 1996 was $286,000, or $.09 per share compared to net income in 1995 of $317,000 or $.10 per share. The decrease in net income was primarily attributable to an 18% increase in selling, general and administrative costs as well as the provision for income taxes offset by the 5% increase in revenue. Income before taxes for the quarter ended December 31, 1996 was $485,000 compared to $317,000 for the comparable quarter last year. As the Company has now utilized its net operating loss

Infu-Tech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



carryforwards, a full tax charge in the current quarter results in net income of $286,000 compared to $317,000 for the comparable quarter last year.


Six Months Ended December 31, 1996 and 1995

Total revenues increased by $422,000, or 3%, from $12,546,000 in 1995 to $12,968,000 in 1996, primarily due to a $315,000, or 3 %, increase in home infusion division revenues. This increase is primarily attributed to a 19% increase in the number of patients serviced. These patients experienced shorter terms of therapy as well as discounted pricing negotiated with managed care companies.

Costs of medical and nutritional products sold to patients and other customers decreased by $311,000, or 5%, from $6,482,000 in 1995 to $6,171,000 in 1996. As a percentage of total revenues, medical and nutritional product costs decreased from 52% in 1995 to 48% in 1996. The improvement in the nutritional product costs as a percentage of sales is partially attributable to the Company's participation in group purchasing programs.

Total personnel costs increased by $96,000, or 3%, from $3,372,000 in 1995 to $3,468,000 in 1996, primarily attributed to higher nursing and pharmacy costs incurred to support the 19% increase in home infusion patients services as well as an increasing geographical coverage through sales force expansion.

Selling, general and administrative expenses increased by $223,000, or 17%, from $1,348,000 in 1995 to $1,571,000 in 1996, primarily as a result of increases in investor relations expenses, legal fees and distribution costs incurred to support the 19% increase in home infusion patients serviced.

The provision for uncollectible accounts was approximately 5% of revenues in both periods.

Management fees to CHA of $207,000 in 1996 and $201,000 in 1995 were 1.6% of revenues in both periods.

Depreciation expense increased from $38,000 in 1995 to $68,000 in 1996 due to property and equipment additions involving infusion pump purchases.

Other income, net of $53,000 in 1996 and $62,000 in 1995 consisted of $63,000 of amortization in both years of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. Interest expense offsets the other income.

The net income in 1996 was $559,000, or $.18 per share compared to a net income in 1995 of $528,000, or $.17 per share. Income before taxes for the six months ending December 31, 1996 was $947,000 compared to $528,000 for the comparable period last quarter. As the Company has now utilized its net operating loss carryforwards, a full tax charge in the current quarter results in net income of $559,000 compared to $528,000 for the comparable period last year.

Infu-Tech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

As of December 31, 1996, the Company had total assets of $10.6 million, working capital of $5.2 million and a net worth of $5.6 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

At December 31, 1996, the balance in net accounts receivable for Infu-Tech was 10% higher than the balance at June 30, 1996. Infu-Tech's net accounts receivable has increased from 84 days sales at June 30, 1996 to 88 days sales at December 31, 1996, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected.

Among the nursing homes with which the Company does business are seven facilities which are owned or managed by CHA and three facilities which are owned by companies controlled by one or more of CHA s Principal Stockholders. Through December 31, 1996, the Company's sales from those nursing homes totalled $266,000 for the six month period. At December 31, 1996, the Company s net accounts receivable
from those nursing homes totalled $1,013,000.   During the six months
ended December 31, 1996, the Company realized revenues of $198,000 or 6%, of the Company s total contract services revenues, from the sale of products and services to residents of the seven nursing homes owned or managed by CHA and the three nursing homes owned by companies controlled by one or more of CHA s Principal Stockholders.

As the Company has no borrowings, management believes that the Company is in a favorable position to secure financing, if needed. Based upon preliminary informal discussions with potential lenders, the company believes that it would be able to secure adequate financing to cover its cash requirements for the foreseeable future. Meanwhile, the Company has initiated a focused effort on cash collections engaging a dedicated manager to lead the effort.

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


                                           Infu-Tech, Inc.


Date February 13, 1997                     /s/  JACK ROSEN
                                           Jack Rosen
                                           Chairman and Director
                                           (Chief Executive Officer)



Date February 13, 1997                     /s/   S. COLIN NEILL
                                           S. Colin Neill
                                           Vice President and
                                           Chief Financial Officer