Form 10-Q
period 1997-03-31
INFU TECH INC
filed 1997-05-16
CIK 890152

------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1997

                        Commission File Number 0-21006

                                INFU-TECH, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                            22-3127689
            (State of other ju(I.R.S. Employer Identification Number) incorporation or organization)

                 910 Sylvan Avenue, Englewood Cliffs, NJ 07632
                   (Address of principal executive offices)

                                (201) 567-4600
              Registrant's telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of May 12, 1997 the Registrant had outstanding 3,249,692 shares of its $.01 par value Common Stock.



------------------------------------------------------------------------------

                                INFU-TECH, INC.

                                     Index


Part I - Financial Information:
                                                                     Page
      Item 1

      Consolidated Balance Sheets at March 31, 1997 (Unaudited)
        and June 30, 1996............................................  3

      Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1997 and 1996................................ 4

      Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 1997 and 1996................................ 5

      Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 1997 and 1996................................  6

      Notes to Unaudited Consolidated Financial Statements...........  7

      Item 2

      Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................8 - 10

Part II - Other Information.......................................... 11

      Signatures..................................................... 12




                                                      INFU-TECH, INC.
                                                Consolidated Balance Sheets
                                     (Dollars in thousands, except for share amounts)


                                                                                             March 31,    June 30,
                                                                                               1997          1996
                                                                                               ----          ----
                                                                                                 (Unaudited)(Audited)
                                                 ASSETS

Cash and cash equivalents.................................................................$        43     $       691
Accounts receivable, net of allowances for uncollectible accounts
   of $2,314 and $2,456...................................................................       5,717          4,644
Accounts receivable from related parties..................................................       1,156          1,025
Inventories...............................................................................       1,317          1,646
Deferred income taxes.....................................................................        822             822
Prepaid expenses and other current assets.................................................        138             205
                                                                                          -----------     -----------

       Total current assets...............................................................       9,193          9,033

Property and equipment, at cost, net of accumulated depreciation
   of $414 and $320.......................................................................        277             307
Deferred income taxes.....................................................................         52             52
Goodwill, net ............................................................................        142             --
Other assets..............................................................................        555              92
                                                                                          -----------     -----------

       Total assets.......................................................................$      10,219   $     9,484
                                                                                          =============   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable..........................................................................$      2,934    $     2,779
Accrued payroll and related expenses......................................................        505             403
Income taxes payable......................................................................        473             --
Other current liabilities.................................................................        335           1,155
                                                                                          -----------     -----------

       Total current liabilities..........................................................         4,247        4,337

Capital lease obligation..................................................................         52              99
Deferred income...........................................................................        --               72
                                                                                          -----------     -----------

       Total Liabilities..................................................................       4,299          4,508

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,249,692 issued............         32              32
   Additional paid-in capital.............................................................       3,100          2,928
   Retained earnings......................................................................       2,861          2,089
   Treasury stock, at cost; 39,300 shares.................................................        (73)            (73)
                                                                                          -----------     -----------

       Total stockholders' equity.........................................................       5,920          4,976
                                                                                          ------------    -----------

Commitments and contingencies

       Total liabilities and stockholders' equity.........................................$      10,219   $     9,484
                                                                                          =============   ===========


           See accompanying notes to consolidated financial statements


                                                      INFU-TECH, INC.
                                           Consolidated Statements of Operations
                                     (Dollars in thousands, except per share amounts)


                                                                                               Three Months Ended March 31,
                                                                                        1997             1996
                                                                                        ----             ----
                                                                                             (Unaudited)


Revenues...........................................................................$         6,733  $         5,674
                                                                                   ---------------  ---------------

Costs and expenses:
     Medical and nutritional product...............................................          3,498            2,713
     Personnel.....................................................................          1,809            1,637
     Selling, general and administrative...........................................           973               667
     Provision for uncollectible accounts..........................................           (46)              297
     Management fees to majority shareholder ......................................           108                91
     Depreciation and amortization.................................................            36                35
     Other income..................................................................            (5)              (27)
                                                                                   --------------   ---------------
                                                                                             6,373            5,413
                                                                                   ---------------  ---------------

Income loss before income taxes....................................................           360               261

Provision for income taxes.........................................................           147               --
                                                                                   --------------   --------------

     Net income ...................................................................$          213   $           261
                                                                                   ==============   ===============

Earnings per share.................................................................$         0.06   $          0.08
                                                                                   ==============   ===============

Weighted average number of shares..................................................          3,205,368     3,170,058





















               See accompanying consolidated financial statements



                                                      INFU-TECH, INC.
                                           Consolidated Statements of Operations
                                     (Dollars in thousands, except per share amounts)


                                                                                               Nine Months Ended March 31,
                                                                                        1997             1996
                                                                                        ----             ----
                                                                                             (Unaudited)

Revenues...........................................................................$      19,701    $        18,220
                                                                                   --------------   ---------------

Costs and expenses:
     Medical and nutritional product...............................................          9,669            9,195
     Personnel.....................................................................          5,277            5,009
     Selling, general and administrative...........................................          2,544            2,015
     Provision for uncollectible accounts..........................................           543               936
     Management fees to majority shareholder.......................................           315               292
     Depreciation and amortization.................................................           104                73
     Other income..................................................................           (58)              (89)
                                                                                   --------------   ---------------
                                                                                             18,394          17,431
                                                                                   ---------------- ---------------

Income loss before income taxes....................................................          1,307              789

Provision for income taxes.........................................................           535               --
                                                                                   --------------   --------------

     Net income ...................................................................$          772   $           789
                                                                                   ==============   ===============

Earnings per share.................................................................$         0.24   $          0.25
                                                                                   ==============   ===============

Weighted average number of shares..................................................          3,186,150     3,167,086






















               See accompanying consolidated financial statements




                                                      INFU-TECH, INC.
                                           Consolidated Statements of Cash Flows
                                     (Dollars in thousands, except per share amounts)
                                                                                               Nine Months Ended March 31,
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                              (Unaudited)
Operating activities:
   Net income ......................................................................$         772   $          789

   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation expense.......................................................          101               73
         Warrants issued for services...............................................           44              --
         Provision for uncollectible accounts.......................................          543              936
         Amortization of deferred income............................................          (72)             (95)
         Increase (decrease) from changes in:
           Accounts receivable......................................................        (1,616)         (2,976)
           Accounts receivable from related parties ................................         (131)            (242)
           Inventories..............................................................          329              189
           Prepaid expenses and other current assets................................           67              250
           Other assets.............................................................         (315)             (17)
           Accounts payable.........................................................          155              507
           Accrued payroll and related..............................................          102              (92)
           Other current liabilities................................................         (324)             514
                                                                                    -------------   --------------

       Net cash used in provided by operating activities............................         (345)            (164)
                                                                                    -------------   --------------

Investing activities:
   Expenditures for property and equipment..........................................          (71)             (16)
   Acquisition of Universal Home Infusion...........................................         (190)             --

Financing activities:
   Exercise of options .............................................................           28               12
   Payment of capital lease obligations.............................................          (70)             (41)
                                                                                    -------------   --------------

       Net cash used in financing activities........................................          (42)             (29)

Net decrease in cash and cash equivalents...........................................         (648)            (209)

Cash and cash equivalents, beginning of period......................................          691              546
                                                                                    -------------   --------------

Cash and cash equivalents, end of period............................................$          43   $          337
                                                                                    =============   ==============

Supplemental disclosure of cash flow data:
   Income taxes paid................................................................$          53   $          --

Non cash investing and financing activity:
   Property and equipment obtained under capital lease obligation...................$          --   $          230
   Stock issued.....................................................................          100              --




                                See accompanying notes to consolidated financial statements

                                                             6





                                INFU-TECH, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


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

   The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

2. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

   These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 1996.

3. Recently Issued Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective as of December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter. The statement is not expected to have a material effect on the calculation of EPS.

                                   INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31,1997 Compared with Three Months Ended March 31, 1996

Total revenues  increased by $1,059,000,  or 19%, from  $5,674,000 to $6,733,000 primarily due to a $725,000, or 17% increase in home infusion division revenues. Contract services division revenues increased by $334,000 or 24%. These revenues are comprised of enteral nutrition therapy and other products provided to patients in long-term care facilities.

Cost of medical and nutritional products sold to patients and other customers increased $785,000 or 29%, from $2,713,000 in 1996 to $3,498,000 in 1997. As a percentage of total revenues, medical and nutritional product costs were 52% in 1997 and 48% in 1996. The increase in the nutritional product costs as a percentage of sales is attributable to increased pricing pressure, causing a reduction in margins.

Total personnel costs increased by $172,000 or 10% from $1,637,000 in 1996 to $1,809,000 in 1997, primarily as a result of expansion of the home infusion sales force and the opening of a Florida pharmacy.

Selling, general and administrative expenses increased by $306,000, or 46% from $667,000 in 1996 to $973,000 in 1997. The increase of $306,000 is largely attributable to investment banking retainer fees in connection with potential acquisitions by the Company, engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution cost increases. In addition, the opening of a Florida pharmacy and start up costs associated with the Humana Health Plans capitation contract in Illinois added to the increase in selling, general and administrative expenses.

During the quarter, the Company pursued a focused effort on cash collections. This project has resulted in improved cash flows and enabled the Company to conduct a review of its allowance for uncollectible accounts. As a result of the review the Company determined that the existing allowance at March 31, 1997 was excessive and a reduction from the existing allowance of $46,000 was made.

Management fees to Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $108,000 in 1997 and $91,000 in 1996 were 1.6% of revenues in both years.

Depreciation expense decreased from $35,000 in 1996 to $33,000 in 1997 due to property and equipment additions involving infusion pump purchases offset by retirements. During the quarter, amortization of $3,000 goodwill of $145,000 was also recognized relating to an acquisition which occurred on January 6, 1997.

Other income, net of $5,000 in 1997 and $27,000 in 1996 consisted of $32,000 of amortization in 1996 and $9,000 in 1997 of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. The amortization of this non-compete agreement has been completed in this quarter. Interest expense offsets the other income.

                                   INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


The net income in 1997 was $213,000 or $.06 per share compared to net income in 1996 of $261,000 or $.08 per share. The decrease in net income was primarily attributable to a 46% increase in selling, general and administrative costs as well as the provision for income taxes offset by the 19% increase in revenue. Income before taxes for the quarter ended March 31, 1997 was $360,000 compared to $261,000 for the comparable quarter last year. As the Company has utilized its net operating loss carryforwards, a full tax charge in the current quarter results in net income of $213,000 compared to $261,000 for the comparable quarter last year.

Nine Months Ended March 31, 1997 compared with Nine Months ended March 31, 1996

Total revenues increased by $1,481,000, or 8% from $18,220,000 in 1996 to $19,701,000 in 1997, primarily due to a $1,040,000, or 24% increase in home infusion division revenues. This increase is primarily attributed to a 12% increase in the number of patients services. These patients experienced shorter terms of therapy as well as discounted pricing negotiated with managed care companies.

Costs of medical and nutritional products sold to patients and other customers increased by $474,000, or 5%, from $9,195,000 in 1996 to $9,669,000 in 1997. As a percentage of total revenues, medical and nutritional product costs decreased from 50% in 1996 to 49% in 1997. The improvement in the nutritional product costs as a percentage of sales is partially attributable to the Company's participation in group purchasing programs offset by increased pricing pressures from certain vendors.

Total personnel costs increased by $268,000, or 5% from $5,009,000 in 1996 to $5,277,000 in 1997, primarily attributed to higher nursing and pharmacy costs incurred to support the 12% increase in home infusion patients services, increasing geographical coverage through sales force expansion, and the opening of a Florida pharmacy.

Selling, general and administrative expenses increased by $529,000, or 26% from $2,015,000 in 1996 to $2,544,000 in 1997. The increase of $529,000 is largely attributable to investment banking retainer fees in connection with acquisition work, engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution cost increases. In addition, the opening of a Florida pharmacy and start up costs associated with the Humana Health Plans capitation contract in Illinois added to the increase in selling, general and administrative expenses.

In January 1997, Company commenced a focused effort on cash collections. This project has resulted in improved cash flows and enabled the Company to conduct a review of its allowance for uncollectible accounts. As a result of the review the Company determined that the existing allowance at March 31, 1997 was excessive and a reduction from the existing allowance of $46,000 was made.

Management fees to CHA of $315,000 in 1997 and $292,000 in 1996 were 1.6% of revenues in both periods.

Depreciation expense increased from $73,000 in 1996 to $101,000 in 1997 due to property and equipment additions involving infusion pump purchases, as well as amortization recognized during the current quarter.

Other income, net of $58,000 in 1997 and $89,000 in 1996 consisted of $63,000 of amortization in 1996 and $23,000 in 1997 of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or

                                   INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


Tennessee for a period of five years. The amortization of this non-compete agreement has been completed in the period ended March 31, 1997. Interest expense offsets the other income.

The net income in 1997 was $772,000, or $.24 per share compared to a net income in 1996 of $789,000, or $.25 per share. Income before taxes for the nine months ending March 31, 1997 was $1,307,000 compared to $789,000 for the comparable period last quarter. As the Company has now utilized its net operating loss carryforwards, a full tax charge in the current year results in net income of $772,000 compared to $789,000 for the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had total assets of $10.2 million, working capital of $4.9 million and a net worth of $5.9 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

At March 31, 1997, the balance in net accounts receivable for Infu-Tech was 21% higher than the balance at June 30, 1996. Infu-Tech's net accounts receivable has increased from 84 days sales at June 30, 1996 to 92 days sales at March 31, 1997, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected.

Among the nursing homes with which the Company does business are seven facilities which are owned or managed by CHA. Through March 31, 1997, the Company's sales from those nursing homes totaled $409,000 for the nine month period. At March 31, 1997, the Company's net accounts receivable from the managed nursing homes totaled $1,156,000. During the nine months ended March 31, 1997, the Company realized revenues of $313,000 or 6%, of the Company's total contract services revenues, from the sale of products and services to residents of the managed nursing homes.

The Company's cash flows have been tight during the past few months, partly constrained by cash needed to acquire Universal Home Infusion. The focused effort on cash collections referred to previously has improved cash flow. Since the Company has no borrowings, management believes that the Company is in a favorable position to secure financing, if needed. Based upon preliminary informal discussions with potential lenders, the company believes that it would be able to secure adequate financing to cover its cash requirements for the foreseeable future.

                                INFU-TECH, INC.


Part II - Other Information


        Item 1. Legal Proceedings

                Presently, there are no pending material legal proceedings other than as reported in the Company's Form 10-K for the year ended June 30, 1996.

      Item 2.   Changes in Securities
                None

      Item 3.   Defaults Upon Senior Securities
                None

      Item 4.   Submission of Matters to Vote of Security Holders
                None

      Item 5.   Other Information
                None

      Item 6.   Exhibits and Reports on Form 8-K
                None

                                INFU-TECH, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Infu-Tech, Inc.


Date:  May 15, 1997                          /S/ JACK ROSEN
      ---------------------------            --------------
                                             Jack Rosen
                                             Chairman and Director
                                             (Chief Executive Officer)



Date:  May 15, 1997                          /S/ S. COLIN NEILL
      ---------------------------            ------------------
                                             S. Colin Neill
                                             Vice President and
                                             Chief Financial Officer