Form 10-K
period 1997-06-30
INFU TECH INC
filed 1997-09-29
CIK 890152

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1997


Commission file number: 0-21006

                                        INFU-TECH, INC.
                    (Exact name of registrant as specified in its charter)

                                           Delaware
                               (State or other jurisdiction of
                                incorporation or organization)
                                          22-3127689
                                       (I.R.S. Employer
                                     Identification No.)
                                      910 Sylvan Avenue
                                    Englewood Cliffs, N.J.
                           (Address of principal executive offices)

                                            07632
                                          (Zip Code)


Registrant's telephone number, including area code:  (201) 567-4600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 22, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,318,436.

As of September 22,1997, 3,249,692 shares of the registrant's common stock were outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of definitive proxy statement to be filed not later than October 29, 1997.


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

        The Company is organized into two service units. The Intravenous Infusion unit provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy, hydration therapy and a variety of other therapies. The Contract Services unit provides medical products and services, including enteral nutrition therapy, intravenous infusion therapy, urological products and wound care products, to residents in long term care facilities.

        The Company's sales and marketing efforts are primarily directed towards Managed Care. The Company has over 58 agreements with Managed Care covering over 17 million members to provide infusion therapy and other home health services. The agreements with Managed Care vary from preferred provider relationships to being one of several providers. Reimbursement is generally on a per diem basis.

        In June 1997, the Company established a Disease Management Services Division, which will focus on developing comprehensive preventive treatment programs for patients with chronic conditions, such as asthma, diabetes and congestive heart failure.

        The Company's continued marketing efforts directed at managed care companies bring significant opportunity to drive new programs like Disease Management through existing relationships.

        In 1997, the Company renewed its non-exclusive distribution agreement with Genzyme Corporation for Ceredase(R) enzyme and Cerezyme(TM), which are the only products approved by the FDA as therapy for patients with Gaucher's disease. Genzyme estimates that there are between 2,000 and 2,500 Gaucher patients in the United States who require treatment with those drugs. Cost of the therapy normally ranges from approximately $150,000 to $250,000 per year per patient. Because of this high cost, the Company's percentage mark-up is relatively small.

        The following table sets forth the percentages of the Company's revenues, by service unit, from the various therapies, products and services.


                       Six months ended              Year ended                 Year ended
                         June 30, 1995              June 30, 1996              June 30, 1997
                  --------------------------------------------------------------------------
                  IntravenouContract  Total  IntravenouContract  Total  IntravenouContract  Total
                   Infusion ServicesRevenues  Infusion ServicesRevenues  Infusion ServicesRevenues

Enteral Nutrition         4%     68%      24%        3%     72%      20%        3%     71%      20%
Antibiotic               32%       -      22%       30%       -      23%       27%       -      20%
TPN                       7%       -       5%        7%       -       5%        5%       -       4%
Orthotics                  -      3%       1%         -      1%        -         -       -        -
Immune Globulin           9%       -       6%        8%       -       6%       10%       -       7%
Ceredase/Cerezyme        26%       -      18%       27%       -      20%       32%       -      24%
Wound Care                 -      8%       2%         -      2%       1%         -      1%        -
Other                    22%     21%      22%       25%     25%      25%       23%     28%      25%

                        100%    100%     100%      100%    100%     100%      100%    100%     100%
                       ====    ====     ====      ====     ====    ====      ====     ====    ====


Overview of the Home Health Care Industry

        One of the major factors contributing to the rapid growth of home health care has been the use of alternate site health care to contain the rising costs of health care. Consumers of all types, including governmental bodies, managed care organizations, insurance companies and private payors are recognizing the savings that can be realized by offering care in the home as opposed to institutional settings. In addition, an aging population and patients' preferences for receiving health care in the comfort of the home, combine with advances in medical technology making the delivery of sophisticated treatments in the home a reality, are all contributing to the continued growth of the home health care industry.

        Managed care organizations are becoming important players in the home health market and have exerted pricing pressure on the providers of home health care services. Such pressure has negatively impacted the profit margins of home health care producers. In addition, as the managed care organizations continue to grow, they may show a preference to deal only with those home health care service providers who can offer a comprehensive range of services throughout such managed care organization's area of operations. In response, what once was a very fragmented industry is undergoing a wave of consolidation.

        With the development of additional oral medications to replace medications that are administered intravenously, there has been a decrease in the demand for home infusion therapies. Providers of oral pharmaceuticals are servicing an increasing number of patients who previously required infusion therapies.

Intravenous Infusion Therapy

        Intravenous infusion therapy principally involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes, in Infu-Tech ambulatory suites, or in Infu-Tech credentialed subacute facilities, often as a continuation of treatment initiated in the hospital. The national non-hospital infusion therapy market has grown to over $4 billion since its inception approximately 17 years ago. The Company believes the primary factors contributing to the rapid growth of the non-hospital infusion therapy market have been health care cost containment pressures, incentives by third party payors to use home care, rapid growth of the elderly population and increased acceptance of home infusion therapy by the medical community and patients. Additionally, the number of therapies that can be administered safely outside the hospital has increased significantly in recent years because of technological innovations such as more sophisticated portable infusion control devices, implantable injection ports, new vascular access devices and advances in drug therapy. Consequently, more infections and diseases that would otherwise have required patients to be hospitalized are now considered treatable without hospitalization.

        Before accepting a patient for infusion therapy, the Company consults with the physician or clinician and hospital personnel in assessing the patient's specific medical needs and suitability for home infusion therapy. This assessment process includes an analysis of the patient's physical condition as well as social factors such as the stability of the patient's home life and the availability of family members or others who can assist in the administration of the patient's infusion therapy. Once the patient is accepted for therapy, the Company provides training and education to the patient and his family or others relating to proper infusion techniques, care and use of equipment, care of infusion sites, and other aspects of the patient's infusion therapy. Infusion therapy equipment, consisting primarily of poles and pumps, is owned or leased by the Company and provided to patients along with other services.

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

        A registered nurse clinical-coordinator follows each case and monitors the therapy with the patient, the nurses assigned to the case and the patient's physician. Billing information is coordinated at a central billing department which bills the appropriate payor and tracks payments.

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

        The Company's contract services involve the distribution of products and services to residents in long term care facilities. Products and services are provided through arrangements with the long term care facilities for specific residents' use. Generally, the Company bills a third party payor, principally Medicare, on behalf of the individual resident. However, starting July 1, 1998, suppliers will not be directly reimbursed by Medicare for providing services to residents of skilled nursing facilities ("SNF's"). Rather, the Company will bill the SNF's for services provided and the SNF's themselves will bill Medicare.

        Until late 1990, a large majority of the products and services the Company provided to residents of long term care facilities involved enteral nutrition therapy. Beginning in late 1990, the Company began marketing other products to residents of long term care facilities in circumstances in which these products are eligible for reimbursement under Medicare and other programs. Because of this shift, and a recent willingness of some long term care facilities to permit residents to receive intravenous therapies in the facilities (which increases the facilities' revenues), rather than transferring the residents to hospitals for these treatments, the products and services the Company provides through its contract services unit now include, in addition to enteral feeding, parenteral feeding, medical/surgical products, wound care products, urological products and other supplies.

        As part of providing its products and services to residents in long term care facilities, the Company handles the procedures for obtaining reimbursement from Medicare and other third party payors for these products and services. The Company believes that in a number of instances the Company's ability to manage billing of third party payors is a significant factor in long term care facilities' decisions to retain the Company to provide products and services to their residents.

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

        Most of the Company's contract services revenues result from Medicare reimbursement. The Company has more than fourteen years' experience in billing Medicare. It believes this experience provides it with an advantage over some of its competitors. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients; in other cases, the Company bills other third party payors or patients responsible for co-insurance reimbursement. The Company often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from residents. Inability to collect the 20% co-insurance portion of bills is the principal reason for the Company's provision for uncollectible accounts.

        Starting July 1, 1998 suppliers will not be directly reimbursed by Medicare for providing services to residents in skilled nursing facilities (see Government Regulation).

        The Company also bills private payors (primarily private insurance companies, self-insured employers, health maintenance organizations and managed care systems), which generally pay for services and products based upon contracted rates or "reasonable and customary" charges. The Company's billing specialists also work closely with these payors to maximize reimbursement. Private payors have been increasingly concerned about cost containment and often seek to negotiate lower rates directly with providers, including the Company. While these efforts tend to reduce profit margins, the Company has for several years been able to operate in this environment.

        The following table details the sources of payments to the Company during the twelve months ended June 30, 1997:





                                             Home             Contract            Total
                                           Infusion           Services          Revenues

        Medicare............................     4%               87%              25%
        Private Pay.........................    93%               13%              73%
        Medicaid............................     3%               -                 2%
                                               ----              ----             ----
                                               100%              100%             100%
                                               ====              ====             ====

Sales and Marketing

        The Company's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. The Company's products and services are marketed through its sales force and clinicians. The Company's sales force is responsible for establishing and maintaining referral sources. As of June 30, 1997, the sales force included approximately 13 full time sales employees and approximately 6 sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. The Company conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist sales employees in targeting and developing new revenue sources.

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

Competition

        The segments of the health care market in which the Company operates are highly competitive. In each of its lines of business there are relatively few barriers to entry, a limited number of national providers, as many of the large national providers have recently merged, and numerous regional and local providers. The principal competitors for sales to residents in long term care facilities are local providers of health care products and the operators of the facilities themselves.

        The competitive factors most important in the Company's lines of business are quality of care and service, on-time delivery, reputation with referring health care professionals, ease of doing business with the provider, ability to develop and maintain the confidence of potential sources of patient referrals and price of service. Some competitors in the Company's lines of business have also attempted to enhance sales by entering into joint ventures or other financial relationships with potential referral sources. Increasingly stringent, and increasingly enforced, laws prohibiting remuneration between health care providers have reduced these arrangements as a competitive factor. The Company believes that it competes effectively in each of its service areas with respect to all of the above factors. Some of the Company's current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. It is likely that the Company will encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share and could adversely affect the Company's operating results. Other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, the Company's lines of business.

Government Regulation

        Health care is an industry subject to extensive regulation and frequent regulatory change. Changes in the law or new interpretations of existing law can have a dramatic effect on permissible activities, the relative cost associated with doing business and the amount of reimbursement by government and third party payors, such as Medicare and Medicaid. Charges under government programs are also subject to audit. A reduction in coverage or payment rates by third party payors, or significant audit adjustments, could have a material adverse effect on the Company's business and results of operations.

        The Federal government and each of the states in which the Company currently operates regulate some aspects of the Company's business. In particular, the operations of the Company's branch locations are subject to Federal and state laws. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of people providing various therapies, pharmacy and nursing. Certificates of need, permits or licenses may be required for certain business activities and may be restricted or otherwise difficult to obtain. The Company believes it and its employees have all certificates of need, permits and licenses which are required for the business currently being conducted by the Company. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business.

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

        The Balanced Budget Act, passed into law in August 1997, will impact the billing process for the Company's contract services division. Commencing July 1, 1998 suppliers will not be directly reimbursed by Medicare for providing services to residents in skilled nursing facilities ("SNF's"). The Act provides that Medicare Part B items like parenteral and enteral nutrition are to be provided by the SNF's for residents whose SNF care is covered by Medicare, and further provides that payment by Medicare for Part B items supplied to SNF's residents is to be made only to the SNF's. The Company, in turn, will have to contract with the SNF's to provide, and be paid for, the products services provided.

Executive Officers of the Company

        The following is a list of executive officers of the Company as of June 30, 1997, together with a brief description of the business experience for the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors".

        Name                          Office                              Age

  Jack Rosen           Chairman of the Board of Directors,                51
                       President, Chief Executive Officer

  Joseph Rosen         Vice President, Assistant Secretary                46
                       and Director

  S. Colin Neill       Vice President, Chief Financial Officer            51

  Michael Elfenbein    Vice President and Chief Operating Officer         52

  Pritpal Virdee       Executive Vice President; President Intrx          38
                       Medical, Inc.

  Benjamin Geizhals    Vice President, Assistant Secretary and            48
                       General Counsel

  Israel Ingberman     Secretary, Director                                51


        S. Colin Neill has been Vice President and Chief Financial Officer of the Company and CHA since July 1996. Prior to that Mr. Neill was Acting Vice President/Finance, Secretary, Treasurer and Chief Financial Officer of Pharmos Corporation, a publicly traded biopharmaceutical company from March 1995 to July 1996. Prior to joining Pharmos, Mr. Neill worked as a financial consultant. From October 1992 until December 1993, Mr. Neill was Vice President - Finance of BTR, Inc., a British publicly traded diversified manufacturing company. From January 1991 to October 1992, he worked as a financial consultant. From 1986 through January 1991, Mr. Neill served as Vice President - Financial Services of BOC Group, Inc., a British publicly traded industrial gases and health care company. He is a certified public accountant and worked at Arthur Andersen & Co. for four years followed by eight years with Price Waterhouse.

        Michael Elfenbein joined the Company in June 1997 as Vice President, Chief Operating Officer. From 1996-1997, he was Vice Chairman of Hemo Biologics International, Inc., a specialty blood products company. From 1993-1996 he was President and principal of J.M. Investments, a private medical services and real estate investment company. From 1990 he was Senior Executive Vice President and Chief Operating Officer of Home Intensive Care, Inc. a national infusion therapy and dialysis services provider, until its acquisition by National Medical Care, a subsidiary of W.R. Grace in 1993.

        Pritpal Virdee has served as Executive Vice President of the Company and as President of Intrx Medical, Inc., a subsidiary of the Company, since February 1993. From 1989 to 1992, he served as President of Fresenius Pharma USA, a leading medical products and pharmaceutical company. Prior to that, he had worked as General Manager of Fresenius Pharma U.K.

        Benjamin Geizhals has been employed by CHA as Vice President, Assistant Secretary and General Counsel since 1987. He has served as General Counsel to the Company since its inception. In June 1994, he became a Vice President and Assistant Secretary of the Company.

Employees

        As of June 30, 1997, the Company had approximately 112 employees. Of these employees, three were in executive capacities (in addition to executives of CHA who rendered services to the Company), approximately 19 were in sales or service capacities, approximately 46 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. The Company's employees are not currently represented by a labor union or other labor organization. The Company believes that its employee relations are good.

Item 2.        Properties.

        The Company maintains corporate offices in Englewood Cliffs, New Jersey and it leases five branch offices for its branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, the Company maintains a central pharmacy and a warehouse in Moonachie, New Jersey and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida. Lease payments for the corporate office, five branch offices, the central pharmacy, the Memphis, Boston, Philadelphia and Fort Lauderdale, Florida pharmacies, the infusion suites and the warehouse total $34,026 per month. In communities which cannot be serviced from a Company office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.

Item 3.        Legal Proceedings.

        The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.

        The Company has fully paid and satisfied its previously-announced settlement with the Office of Inspector General of the U.S. Department of Health and Human Services.

Item 4.        Submission of Matters to a Vote of Security Holders.

        No matters were submitted to the vote of security holders during the year ended June 30, 1997, except a proposal for the adoption of the 1996 Key Employees and Key Personnel Stock Option Plan which proposal was approved at the Shareholder's meeting on January 15, 1997.


                                            PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters.

        The high and low last sale prices of the Company Stock reported on the NASDAQ National Market System with regard to each calendar quarter during 1995 and 1996 and through June 30, 1997 were as follows:

                                               High                Low

                      1995:
                      First Quarter..........2                     1 5/8
                      Second Quarter.........2 5/16                1 5/16
                      Third Quarter..........4 5/8                 2 1/4
                      Fourth Quarter.........3 1/2                 2 7/8

                      1996:
                      First Quarter..........3 3/4                 3
                      Second Quarter.........5 1/4                 4 1/4
                      Third Quarter..........5 1/4                 3 5/8
                      Fourth Quarter.........4 3/8                 3 3/8

                      1997:
                      First Quarter..........5 3/4                 3 1/2
                      Second Quarter.........4 5/8                 3 1/4


        The Company has not paid any dividends on its Common Stock since shares were sold to the public in December 1992. Prior to that, all the Company's available cash was retained by CHA, which was its sole stockholder. From 1989 through 1992, the Company paid CHA dividends totaling $9,866,000, as well as management fees totalling $1,258,000 and tax payments totalling $1,555,000. Any decision by the Company's Board of Directors to pay dividends on its Common Stock in the future will be based upon the Company's earnings, cash flow, capital needs and available funds, and any other factors the Company's directors deem relevant. Because CHA owns 58% of the stock of the Company, and all the Company's directors are also directors of CHA, the Company's directors may be influenced by CHA's cash needs in deciding whether the Company should declare dividends. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits.

        As of September 22, 1997, there were 54 holders of record of the Company's Common Stock.

Item 6.        Selected Financial Data.

        The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements as of June 30, 1997 and 1996, the six months ended June 30, 1995 and the year ended December 31, 1994 and the related notes, included elsewhere in this Report.


                                Year Ended    Year Ended  Six Months        Year Ended
                                 June 30,      June 30, Ended June 30,     December 31,
                                   1997          1996        1995        1994         1993
                                   ----          ----        ----        ----         ----
                                                   (In thousands, except per share)

Revenues ........................$  26,003   $  24,638    $  10,601    $  16,289   $  17,011
                                 -  ------   -  ------    -  ------    -  ------   -  ------
Income (loss) before income taxes
  and cumulative effect of
  accounting change..............    1,615       1,465         (849)      (1,123)        775
Provision (benefit) for income taxes   662         270          --          (220)        310
                                       ---         ---          ---         ----         ---
Income (loss) before cumulative effect
  of accounting change...........      953       1,195         (849)        (903)        465
Cumulative effect of change in
  accounting for income taxes....      --          --           --           --        1,071
                                       ---         ---          ---          ---       -----
Net income (loss)................ $    953   $   1,195    $    (849)   $    (903)  $   1,536
                                       ===   =   =====    =    =====   =    ====   =   =====
Income (loss) per share (1)
  Income (loss) before cumulative
    effect of accounting change..$     .30   $     .38    $    (.27)   $    (.28)  $     .15
Cumulative effect of change in
  accounting for income taxes....      --          --           --           --          .33
                                       ---         ---          ---          ---         ---
Net income (loss)................$        .30$        .38 $    (.27)   $    (.28)  $     .48
                                 =        ====       ==== =    ====    =    ====   =     ===


                                 June 30,     June 30,     June 30,        December 31,
                                   1997         1996         1995        1994         1993
                                                      Balance Sheet Data
                                                        (In thousands)

Accounts receivable .............$   7,302   $   5,669    $   3,608    $   3,552   $   2,507
Total assets.....................   11,618       9,484        7,414        7,586       8,124
Working capital..................    5,044       4,696        3,571        4,454       5,695
Total stockholders' equity.......    6,101       4,976        3,770        4,619       5,595

-------------------------
(1)  Based on 3,192,797,  3,168,037 and 3,160,974 shares outstanding at June 30, 1997, 1996 and 1995, 3,181,509 shares outstanding in 1994 and 3,200,000 shares outstanding in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

Twelve Months Ended June 30, 1997 Compared with Twelve Months Ended June 30,
1996.

     Total revenues increased by $1,365,000, or 6% from $24,638,000 in 1996 to $26,003,000 in 1997, primarily due to a $913,000, or 4% increase in home infusion division revenues. This increase is primarily attributed to a 3% increase in the number of patients serviced, although these patients experienced shorter terms of therapy and pricing negotiated with managed care companies was discounted.

     Costs of medical and nutritional products sold to patients and other customers increased by $1,594,000 or 13% from $11,920,000 in 1996 to $13,514,000 in 1997. As a percentage of total revenues, medical and nutritional product costs increased from 48% in 1996 to 52% in 1997. The increase in the nutritional product costs as a percentage of sales is partially attributable to the increased pricing pressures from certain vendors.

     Total personnel costs increased by $387,000, or 6% from $6,818,000 in 1996 to 7,205,000 in 1997, primarily attributable to higher nursing and pharmacy costs incurred to support the 3% increase in home infusion patients serviced, increasing geographical coverage through sales force expansion, and the opening of a Florida pharmacy.

     Selling, general and administrative expenses increased by $709,000, or 26% from $2,779,000 in 1996 to $3,488,000 in 1997. The increase is largely attributable to investment banking retainer fees in connection with a proposed acquisition, engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution cost increases. In addition, the opening of a Florida pharmacy and start up costs associated with the Humana Health Plans capitation contract in Illinois added to the increase in selling, general and administrative expenses.

     Beginning in the quarter ending March 31, 1997, the Company reviewed its allowance for uncollectible accounts in light of the Company's changed payor mix. The Company's business focus is on managed care relationships which now account for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. The Company's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had been established. As a result of this review, a total of $1,366,000 before taxes was released from the reserve for uncollectible accounts during the year, resulting in a credit to the provision for the year of $196,000 compared to a charge of $1,269,000 in the prior year. Based on this analysis the Company expects a lower provision rate to be charged against sales going forward.

     Management fees to Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $416,000 in 1997 and $394,000 in 1996 were 1.6% of revenues in both periods.

     Depreciation and amortization expense increased from $108,000 in 1996 to $139,000 in 1997 due to property and equipment additions involving infusion pump purchases, as well as amortization recognized during the current year.


     Other income, net of $178,000 in 1997 and $115,000 in 1996 consisted of and $72,000 in 1997 and $126,000 of amortization in 1996 of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. The amortization of this non-compete agreement was completed in the period ended March 31, 1997. Accounts payable of $126,000 was also written off during the year relating to prior periods. Interest expense offsets the other income in both years.

The net income in 1997 was $953,000, or $.30 per share compared to a net income in 1996 of $1,195,000, or $.38 per share. Income before taxes for the twelve months ending June 30, 1997 was $1,615,000 compared to $1,465,000 for the comparable prior period. As the Company utilized its net operating loss carryforwards in the prior year, a full tax charge in the current year results in net income of $953,000 compared to $1,195,000 for the comparable period last year.

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

Liquidity and Capital Resources

     As of June 30, 1997, the Company had total assets of $11.6 million, working capital of $5.0 million and a net worth of $6.1 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

     At June 30, 1997, the balance in net accounts receivable for Infu-Tech was 31% higher than the balance at June 30, 1996. Net third party accounts receivable increased by $1,444,000 during the year, mostly due to a reduction of the allowance account. Infu-Tech's net accounts receivable has increased from 84 days sales at June 30, 1996 to 102 days sales at June 30, 1997 largely because of the reduction in the allowance for uncollectible accounts. The DSO is calculated on net accounts receivable. While Medicare payments continue to be slow due to changes in reimbursement policies, and while managed care companies have experienced delays in processing payments due to higher volume of claims and/or systems conversions, the Company's collection rates have been strong.

     Among the nursing homes with which the Company did business in 1997 were seven facilities which were owned or managed by CHA. Through June 30, 1997 the Company's sales from those nursing homes totaled $564,000 for the twelve month period. At June 30, 1997, the company's net accounts receivable from those nursing homes totaled $1,214,000. During the twelve months ended June 30, 1997, the Company realized revenues of $428,000 or 7.1% of the Company's total contract services revenues, from the sale of products and services to residents of those nursing homes.

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

     In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

Item 8.    Consolidated Financial Statements and Supplementary Data.

     The consolidated financial statements and supplementary data required by this item appear beginning at page F-1.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                           PART III


     Part III Items 10 through 13 to be filed by October 29, 1997 as part of definitive proxy statement.


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

     2.  Financial Statement Schedules

         Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.

     3.  Exhibits

         The following exhibits are filed with this Report or incorporated by reference:

         3(a)  Certificate of Incorporation (1)
         3(b) Certificate of Amendment of Certificate of Incorporation (1) 3(c) By-laws (1) 4(a) Specimen of Common Stock Certificate (2) 4(b) Form of Representative's Warrant (1) 10(a) Joint Venture Agreement dated January 1992 between Medline Industries, Inc. and Intrx
               Medical, Inc. (1)
         10(b) Management and Non-Competition Agreement between Infu-Tech, Inc.
               and CHA. (1)
         10(c) Infu-Tech 1992 Stock Option Plan. (1)
         10(d) Distribution Agreement between Infu-Tech, Inc. and Genzyme
               Corporation dated November
               11, 1994. (3)
         10(e) Infu-Tech 1996 Key Employees and Key Personnel Stock Option Plan.
         21    List of Subsidiaries.


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

                                        Infu-Tech Inc.
                        Index to Consolidated Financial Statements and
                                 Financial Statement Schedule



1.   Consolidated Financial Statements:

     Independent Auditors' Report

     Balance Sheets
         June 30, 1997 and 1996

     Statements of Operations:

         Years Ended June 30, 1997, 1996 and Six Month Period Ended
           June 30, 1995 and Year Ended December 31, 1994

         Years Ended June 30, 1997, 1996 and Unaudited 1995

     Statements of Stockholders' Equity:
         Years Ended June 30, 1997, 1996 and Six Month Period Ended
           June 30, 1995 and Year Ended December 31, 1994

     Statements of Cash Flows:
         Years Ended June 30, 1997, 1996 and Six Months En
           June 30, 1995 and Year Ended December 31, 1994

     Notes to Consolidated Financial Statements

2.   Financial Statement Schedule:

     Valuation and Qualifying Accounts


Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.







                                 Independent Auditors' Report




The Board of Directors and Stockholders
Infu-Tech, Inc.


We have audited the consolidated financial statements of Infu-Tech, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infu-Tech, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996, the six-month period ended June 30, 1995 and the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



September 26, 1997
New York, New York



                                        INFU-TECH, INC.
                                  Consolidated Balance Sheets
                                    (Dollars in thousands)


                                                                     Years Ended June 30,
                                                                1997             1996
                                                                ----             ----
                        ASSETS
Cash and cash equivalents...................................$       512       $       691
Accounts receivable, net of allowances for uncollectible
     accounts of $1,995 and $2,456..........................      6,088             4,644
Accounts receivable from affiliates ........................      1,214             1,025
Inventories.................................................      1,654             1,646
Deferred income taxes.......................................        702               822
Prepaid expenses and other current assets...................        365               205
                                                                    ---               ---
         Total current assets...............................     10,535             9,033
Property and equipment, at cost, net of accumulated
     depreciation of $450 and $320..........................        244               307
Deferred income taxes.......................................          0                52
Goodwill, net...............................................        139             - 0 -
Other assets................................................        700                92
                                                                    ---                --
         Total assets.......................................$    11,618       $     9,484
                                                            =    ======       =     =====

       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................$     4,288       $     2,779
Accrued payroll and related expenses........................        499               403
Income taxes payable........................................        449                75
Other current liabilities...................................        255             1,080
                                                                    ---             -----
         Total current liabilities..........................      5,491             4,337

Capital lease obligation....................................         26                99
Deferred income.............................................      - 0 -                72
                                                                  -----                --
         Total liabilities..................................      5,517             4,508

Stockholders' Equity:
     Common stock, $.01 par value; 5,000,000 shares authorized;
         3,192,797 issued...................................         32                32
     Additional paid-in capital.............................      3,100             2,928
     Retained earnings......................................      3,042             2,089
     Treasury stock, at cost; 39,300 shares.................        (73)              (73)
                                                                    ---               ---
         Total stockholders' equity.........................      6,101             4,976
                                                                  -----             -----

Commitments and Contingencies

     Total liabilities and stockholders' equity.............$    11,618       $     9,484
                                                            =    ======       =     =====


                 See accompanying notes to consolidated financial statements.



                                        INFU-TECH, INC.
                             Consolidated Statements of Operations
                                    (Dollars in thousands)


                                                                      Six Month
                                                        Years Ended Period Ended  Year Ended
                                             June 30,      June 30,   June 30,    December 31,
                                               1997          1996      1995          1994

Revenues....................................$   26,003    $  24,638    $  10,601   $  16,289
                                            -   ------    ---------    ---------   ------
Costs and Expenses:
     Medical and nutritional product........    13,514       11,920        5,566       7,072
     Personnel..............................     7,205        6,818        3,584       6,268
     Selling, general and administrative....     3,488        2,779        1,466       2,998
     Provision for uncollectible accounts...      (196)       1,269          664         917
     Management fees to majority shareholder       416          394          170         261
     Depreciation and amortization..........       139          108           66          58
     Other income, net                            (178)        (115)         (66)       (162)
                                             ---------     --------     --------    --------
                                                24,388       23,173       11,450      17,412
                                             ---------     --------     --------    --------
Income (loss) before income taxes...........     1,615        1,465         (849)     (1,123)

Provision (benefit) for income taxes........       662          270          --         (220)
                                             ---------     --------     --------    --------


     Net income (loss)...................... $     953     $  1,195     $  (849)    $ (903)
                                             =========     ========     ========    =======

Earnings (loss) per share..................  $    0.30     $   0.38     $ (0.27)      (0.28)
                                             ==========    ========     =======     ========

Weighted average number of shares........... 3,192,797    3,168,037    3,160,974   3,181,509





                 See accompanying notes to consolidated financial statements.



                                        INFU-TECH, INC.
                             Consolidated Statements of Operations
                                    (Dollars in thousands)


                                                             Years Ended June 30,
                                                     1997             1996              1995
                                                     ----             ----              ----
                                                                                    (Unaudited)

Revenues.........................................  $  26,003        $   24,638        $ 19,854
                                                   ---------         ---------        --------

Costs and Expenses:
     Medical and nutritional product.............     13,514            11,920           9,620
     Personnel...................................      7,205             6,818           6,990
     Selling, general and administrative.........      3,488             2,779           3,072
     Provision for uncollectible accounts........       (196)            1,269           1,096
     Management fees to majority shareholder.....        416               394             318
     Depreciation and amortization...............        139               108              98
     Other income, net...........................       (178)             (115)           (140)
                                                    --------         ---------         -------
                                                      24,388            23,173          21,054
                                                    --------         ---------         -------
Income before income taxes.......................      1,615             1,465          (1,200)

Provision for income taxes.......................        662               270              96
                                                    --------         ---------         -------

         Net income (loss).......................   $   953          $   1,195          $ (1,296)
                                                        ===          =========          ========

Income (loss) per share..........................   $   0.30         $    0.38          $   (0.41)
                                                    ========         =========          =========
Weighted average number of shares................  3,192,797         3,168,037          3,162,783






                  See accompanying notes to consolidated financial statements.


                                         INFU-TECH, INC.
                         Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 1997, 1996 and the Six Month Period
                      ended June 30, 1995 and Year ended December 31, 1994
                                     (Dollars in thousands)

                                               Additional                               Total
                                   Common        Paid-in   Retained     Treasury    Stockholders'
                                    Stock        Capital   Earnings       Stock        Equity

Balance, January 1, 1994.......    $    32   $   2,917    $   2,646        $ --     $  5,595

Net loss ......................        --          --          (903)         --         (903)

Purchase of 39,300 shares of
     treasury stock............        --          --           --           (73)        (73)
                                       ---         ---          ---          ---         ---

Balance, December 31, 1994.....    $   32     $ 2,917     $   1,743        $ (73)    $ 4,619

Net loss ......................        --          --          (849)         --         (849)
                                       ---         ---         ----          ---        ----

Balance, June 30, 1995.........    $    32    $  2,917    $     894        $ (73)    $ 3,770

Net income ....................        --          --         1,195          --        1,195

Exercise of options............        --           11          --           --           11
                                       ---          --          ---          ---          --

Balance, June 30, 1996.........    $    32    $  2,928     $  2,089        $ (73)    $ 4,976

Net income.....................        --          --           953          --          953

Warrants issued................        --           44          --           --           44

Stock issued...................        --          100          --           --          100

Exercise of options............        --           28          --           --           28
                                       ---          --          ---          ---          --

Balance, June 30, 1997.........    $    32    $  3,100      $ 3,042         $(73)    $ 6,101
                                        ==       =====        =====          ===       =====





                  See accompanying notes to consolidated financial statements.


                                         INFU-TECH, INC.
                              Consolidated Statements of Cash Flows
                                     (Dollars in thousands)
                                                                          Six Month
                                              Year End      Year End    Period Ended     Year End
                                            June 30, 1997 June 30, 1996 June 30, 1995December 31, 1994
Operating activities:
 Net income (loss)..........................$      953    $     1,195    $      (849)   $      (903)

 Adjustments to  reconcile  net income
     (loss) to net cash used in by
     operating activities:

     Amortization expense...................         7            --             --             --
     Depreciation expense...................       132            108             66             58
     Warrants issued........................        44            --             --             --
     Provision for uncollectible accounts...      (196)         1,269            664            917
     Amortization of deferred income........       (72)          (126)           (63)          (126)
     Provision for deferred income taxes....       172            195            --             --

     Increase (decrease) from changes in:

     Accounts receivable....................    (1,104)        (2,835)          (574)        (1,735)
     Accounts receivable from affiliates ...      (189)          (495)          (146)          (227)
     Inventories............................        (8)          (192)          (279)          (115)
     Prepaid expenses and other current assets    (160)           307            (53)          (330)
     Other assets...........................      (608)           (40)           --              (9)
     Taxes payable..........................       374            --             --             --
     Accounts payable.......................     1,509            437            660            613
     Accrued payroll and related............        96             (4)             5              6
     Other current liabilities..............      (802)           404             42            (96)
                                                  ----            ---             --            ---

 Net cash provided by (used in) operating
     activities.............................       148            223           (527)        (1,947)
                                                   ---            ---           ----         ------

Investing activities:

 Expenditures for property and equipment....       (69)           (19)           (14)           (98)
 Acquisition of Universal Home Infusion.....      (190)           --             --             --
                                                  ----            ---            ---            --

 Net cash used in investing activities......      (259)           (19)           (14)           (98)

Financing activities:

 Purchase of treasury stock.................       --             --              -             (73)
 Payment of capital lease obligation........       (96)           (70)            (9)            (1)
 Exercise of options........................        28             11            --             --
                                                    --             --            ---            --

     Net cash used in financing activities..       (68)           (59)            (9)           (74)
                                                   ---            ---             --            ---

Net increase (decrease) in cash and cash
 equivalents................................      (179)           145           (550)        (2,119)

Cash and cash equivalents, beginning of
 the period.................................       691            546          1,096          3,215
                                                   ---            ---          -----          -----

Cash and cash equivalents, end of the period$      512    $       691    $       546    $     1,096

Supplemental disclosures of cash flow data:

 Income taxes paid..........................$      110    $         7    $         3    $        55
                                            =      ===    =         =    =         =    =        ==

Non cash investing and financing activity:

 Property and equipment obtained under
     capital lease obligation...............$      --     $       223    $       --     $       --

Stock issued................................$      100    $       --     $       --     $       --
                                            =      ===    =       ===    =       ===    =       ==



                    See accompanying notes to consolidated financial statements.


                                INFU-TECH, INC.
       Notes to Consolidated Financial Statements (Dollars in thousands)
               June 30, 1997 and 1996, 1995 and December 31, 1994


1.   The Company

     Infu-Tech, Inc. (the "Company") is a provider of clinical services and products to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to residents in long-term care facilities. The Company is 58% owned by Continental Health Affiliates, Inc. ("CHA"), a public company.
     The minority 42% of the Company's equity is publicly traded.

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

     Revenue Recognition
     Revenue is reported at the net amounts estimated to be realized from patients, third party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 12% (1997), 25% (1996), 32% (June 1995) and 44% (1994) of total revenues were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations.

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

     Earnings Per Share
     Earnings per share is computed based upon the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents reflect the dilutive effect of stock options and warrants.Earnings per common share assuming dilution were not materially different from the primary accounts.

     Employee Stock Option
     The Company accounts for its stock option plans in accordance with the provisions of the accounting Pirnciples Boards Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Effective July 1, 1996 the company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (SFAS13), "Accounting for Stock Based Compensation." accordingly, the company has elected to provide pro forma disclosures as required by SFAS 123.

     Treasury Stock
     Shares of common stock held in treasury are accounted for at par value with any difference between cost and par included in paid-in capital in excess of par value.

     Reclassifications
     Certain  amounts  in  the  prior  years  financial   statements  have  been
     reclassified to conform to the 1997 presentation.

3.   Deferred Income

     In February 1992, the Company received $628 in consideration of its agreement not to compete with Hospital Staffing Services, Inc. ("HSSI") in providing nursing services in California, Arizona and Tennessee for a period of five years and the termination of a non-competition provision which had barred HSSI from providing infusion therapy services. The $628 was recorded as deferred income and was amortized to other income over five years.

4.   Stockholders' Equity

     On December 31, 1992, the Company completed an initial public offering of its common stock. The Company sold 600,000 newly issued shares and received net proceeds of $2,923. The excess of net proceeds received over the par value of the newly issued shares was credited to additional paid-in capital. CHA, which owned 100% of the outstanding common stock of the Company prior to the offering, sold 730,000 shares which reduced its ownership of the Company to 59%. In connection with the initial public offering, the representative of the underwriters was issued warrants to purchase up to 60,000 shares of the Company's common stock at 125% of the initial public offering price, for a period of five years.

     In June 1994, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock in the open market. Through June 30, 1997, the Company had purchased 39,300 of its common shares at an aggregate cost of $73.

     During the year, 125,000 warrants were issued to non exclusive finanical consultants to the Company. The cost of the warrants has been claculated at $44 and charged to expense. 100,000 of the warrants are two year warrants, with 33,334 share at our exercise price of $3.50, 33,333 shares at our exercise price of $4.50, and 33,333 shares with our exercise price of $5.00. The remaining 25,000 two year warrants have our exercise price $6.96.

     In connection with the acquisition of Universal Home Infusion, the company issued 24,000 shares.

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

     In January 1997, the Company adopted the 1996 Key Employees and Key Personnel Stock Option Plan which replaced the 1992 Plan. The Plan authorized 500,000 shares and the conditions are essentially the same as the 1992 Plan.

     Stock option transactions for the years ended June 30, 1997 and 1996, six months ended June 30, 1995 and of the year ended December 31, 1994 are summarized as follows:


                                                                             Weighted average
                                                            Number             Option Price
                                                            of shares    Per Share

               Outstanding, December 31, 1993...............  122,200              $5.92
               Granted .....................................   49,750              $1.89
               Cancelled....................................   (7,200)             $3.89
               Exercised ...................................     (100)             $1.00
                                                            ---------
               Outstanding, December 31, 1994                 164,650              $4.79

               Granted .....................................   22,000              $1.71
               Cancelled....................................   (8,400)             $1.75
               Exercised....................................       -               $0.00
                                                                   --
               Outstanding, June 30, 1995...................  178,250              $4.57

               Granted .....................................   60,100              $2.60
               Cancelled....................................  (30,050)             $2.64
               Exercised....................................  (12,750)             $1.21
                                                              -------
               Outstanding, June 30, 1996...................  208,300              $4.37

               Granted......................................  336,242              $4.16
               Cancelled....................................  (52,150)             $4.25
               Exercised....................................       -               $0.00
                                                                   --
               Outstanding, June 30, 1997...................  492,392              $4.24
                                                              =======

     Options to purchase 362,656 shares were available for grant at June 30, 1997 under the 1996 Plan.


      The following table summarizes information about stock options outstanding at June 30, 1997:

                           Number         Weighted       Weighted      Number         Weighted
          Range of       Outstanding  Average Remaining   Average  Exercisable at      Average
       Exercise Prices   at 6/30/97   Contractual LifeExercise Price   6/30/97     Exercise Price
                                           (Years)
        $1.00 - $2.25        41,700             7.9          $1.96      41,700            $1.96
        $2.875 - $4.19      158,242             9.2          $3.86      86,500            $5.10
             $4.25          200,000             9.4          $4.25     200,000            $4.25
        $4.44 - $6.13        92,450             5.8          $5.89      92,450            $5.89
                             ------             ---          -----      ------            -----
                            492,392             8.5          $4.24     420,650            $4.96
                            =======             ===          =====     =======            =====


     The Company has computed, pro forma disclosure purposes, the value of all options granted under the stock option plan to be $3.41 and $2.10 for 1997 and 1996. The computations were made using the CPA model, as prescribed by SFAS No. 123, with the following weighted average assumptions for grants in 1997 and 1996:

                                                       1997         1996
                                                       ----         ----

             Risk-free interest rate.................  4.9%         5.1%
             Expected dividend yield.................   0%           0%
             Expected life term until exercise (years)  8.5          5.4
             Expected volatility.....................  68.61%      84.68%

     If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                           Year Ended June 30,
                                          1997           1996
                                          ----           ----

           Net income:
               As reported............$      953    $     1,195
               Pro forma..............       277          1,121

           Net income per share:
               As reported............$      .30    $       .38
               Pro forma..............       .09            .35

     The pro forma effects on net income may not be representative of future years since compensation costs are primarily attributed to the year of grant as vesting is within one year.


5.    Commitments and Contingencies

      Operating Lease Commitments

      The Company is obligated under various operating leases for facilities and equipment with initial terms expiring at various dates through 2001. The leases generally require the Company to pay all costs of maintaining the leased properties.

      The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1997:

        Year ending
           June 30,               Facilities      Equipment         Total

        1998   .....................     375              9            384
        1999   .....................     208              6            214
        2000   .....................      45              5             50
        2001   .....................      24              1             25
        2002   .....................     --             --             --
                                         ---        -------        ------
               .....................$    652         $   21          $ 673
                                     =   ===          =====           ====

       Rent expense was $550, $441, $201, and $385 in 1997, 1996, June 1995 and
       1994, respectively.

      Capital Lease Obligation
      The Company has entered into a capital lease for infusion equipment at implicit interest rates ranging between 9 3/4% and 18 1/2%. At June 30,
      1997, the Company had a capital lease obligation of $131 of which the current portion of $105 was included in other current liabilities.

      Future minimum lease payments due under these obligations are for the years ending June 30, are $115 (1998) and $28 (1999).

      Employment Commitments
      The Company extended an employment agreement with its Chairman of the Board, who is also Chairman of the Board and President of CHA, for three years through July 2000. He renders part-time services to the Company for a salary of $150 per year.

      Contingencies
      There is no significant litigation pending against the Company, nor is the Company aware of any threatened litigation, which may have a material adverse affect upon the Company.

     Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10 million, which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1997.

6.    Transactions with Affiliates

      The Company provides nutritional and other supplies and infusion therapy services to nursing homes owned or managed by CHA and derived revenues from sales to those nursing homes of $564 in 1997, $524 in 1996, $266 from January 1995 to June 1995 and $358 in 1994. Included in accounts receivable are amounts from nursing homes owned or managed by CHA of $1,214, $1,025, $530 and $384 at June 30, 1997, 1996 and 1995 and December
      31, 1994, respectively.

      Included in personnel costs in 1997, 1996, 1995 and 1994, respectively, are charges of $746, $867, $453 and $550 from subsidiaries of CHA for contracted nursing services.

      Included in selling, general and administrative expenses is rent expense to CHA of $39 in 1994 and $72 in 1993.

      The Company paid cash dividends to CHA of $2,405 in 1992. From July 1, 1992 through December 31, 1992, cash dividends paid by the Company to CHA were limited to the Company's net income during that period. Any amounts paid to CHA during this period in excess of the Company's net income were treated as a noninterest-bearing advance to CHA (which totaled $569), of which all but $110 was repaid on December 31, 1992. The balance was settled in early 1993. A management and non-competition agreement (the "Agreement") between the Company and CHA extended to September 30, 2000 prohibits the Company from lending money to (or borrowing money from) CHA subsequent to December 31, 1992.

      Pursuant to the Agreement, CHA provides services to the Company, which includes, among others, the services of CHA's senior executive management. A management fee equal to 1.6% of revenues is charged by CHA to the Company for these services. The Company estimates that had it provided such services for itself, its costs would have been at least that amount. In 1997, 1996, 1995 and 1994 the Company was charged $27, $14, $17 and
      $37, respectively, by a corporation owned by the Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

      Included in selling, general and administrative expenses in 1996 is rent expense of $116 for office space leased from an entity then owned by principal stockholders of CHA, one of whom is the Company's Chairman of the Board.

      In January 1992, the Company and Medline Industries, Inc. ("Medline") entered into a joint venture, MedTech Uro Services ("MedTech"). This joint venture was established as part of the settlement of a lawsuit against CHA by Medline. In accordance with the joint venture agreement, the Company is paid to provide sales and marketing services to MedTech. In addition, the Company will share in the net profits of MedTech to the extent they exceed approximately $200 per year over each of four years. The Company's participation in MedTech allows it to market urological, tracheostomy and other services in conjunction with its marketing of contract services to residents of long-term care facilities This venture has terminated. There were no such activities in 1997. During 1996, 1995, 1994 and 1993, the Company recorded revenues under this agreement of $9, $45, $139 and $204, respectively, which included $9 in 1996 and $45 in 1995 as its share of net profits. Included in accounts receivable at June 30, 1996 and 1995 and December 31, 1994 were $0, $7, $6, respectively, due from MedTech.

     Included in other assets is $587,000 due from affiliates that arose in the course of business transactions between the entities.

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


     The provision (benefit) for income taxes consists of the following:


                                                   Year       Year       Six Months     Year
                                                   Ended      Ended         Ended       Ended
                                                 June 30,   June 30,      June 30,  December 31,
                                                   1997       1996          1995        1994
        Current
               Federal ........................$     400    $      70   $     --     $    (225)
               State   ........................       90            5         --             5
                                                      --            -         ---            -
        Deferred:
               Federal ........................      143          165         --           --
               State   ........................       29           30         --           --
               Other   ........................      --           --
                                                     ---          --
                                                     172          195         --           --
                                                     ---          ---         ---          --
                                               $     662    $     270   $     --     $    (220)
                                               =     ===    =     ===   =     ===    =    ====

      The Company had recorded a Federal and state income tax payable of $621 at June 30, 1997 and taxes payable of $75 in June 30, 1996.

      The following table reconciles the Federal income tax provision computed at statutory Federal income tax rates to the total provision (benefit) for income taxes shown above:

                                                   Year       Year       Six Months     Year
                                                   Ended      Ended         Ended       Ended
                                                 June 30,   June 30,      June 30,  December 31,
                                                   1997       1996          1995        1994
        Federal income tax provision
           (benefit) at statutory rate.........      550    $     498    $    (297)  $    (393)
        State income tax provision,
           net of Federal income tax
           benefit     ........................      112           88          (51)        (67)
        Increase (decrease) in valuation
           allowance   ........................      --          (316)         339         242
        Other - net    ........................      --           --             9          (2)
                                                     ---          ---          ---         ---
                       ........................$     662    $     270    $     --    $    (220)
                                               =     ===    =     ===    =     ===   =    ====

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:


                                                         Year         Year    Six Months     Year
                                                         Ended        Ended      Ended       Ended
                                                       June 30,     June 30,   June 30,  December 31,
                                                         1997         1996       1995        1994
        Net deferred income tax assets:
           Allowances for uncollectible accounts
             receivable...............................$    818     $ 1,007      $  876    $    780
           Net operating tax loss carryforwards.......     --          --          603         340
           Compensated absences, principally due......
             to accrual for financial purposes........      46          35          41          51
           Deferred income............................     --           30          81         107
           Other - net ...............................     103          67          49          33
                                                           ---          --          --          --
           Sub-total   ...............................     967       1,397       1,650       1,311

           Valuation allowance........................    (265)       (265)       (581)       (242)
                                                          ----        ----        ----        ----

           Net deferred income tax assets.............$    702     $   874      $1,069    $  1,069
                                                      =    ===     =   ===      ======    =  =====


      The Company has utilized all of its net operating tax loss carryforwards for Federal income tax purposes.

8.    Distribution Agreement

      In November 1994, the Company entered into a distribution agreement with a drug manufacturer under which the Company provides a specific home infusion therapy utilizing the manufacturer's drug. This agreement was renewed in January 1997 for another year. Under this agreement, accounts payable to the drug manufacturer ($1,649 at June 30, 1997) are secured by the Company's inventories of the drug ($471 at June 30, 1997) and related accounts receivable ($1,113 at June 30, 1997).

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

      At June 30, 1997, the Company had gross receivables from the Federal Government (Medicare) of approximately $2,524.

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

      The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are reasonable estimates of their fair values.

11.   Fourth Quarter Adjustments

      Inventory

      The Company recorded an inventory adjustment during the fourth quarter of fiscal 1997. A gross amount of $450 before taxes was recorded as a decrease to inventory with a corresponding increase to medical and nutritional product costs. The adjustment arose as a result of a physical inventory conducted on June 30, 1997. The Company conducted quarterly physical inventory counts during the year. No significant differences arose during these quarterly physical counts.

      Reserve for Uncollectible Accounts

     Beginning in the quarter ending March 31, 1997, the company reviewed its allowance for uncollectible accounts in light of the company's changed payor mix. The Company's business focus is on managed care relationships which now account for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. The Company's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had been established. As a result of this review, a total of $1,366 before taxes was ($348 in the quarter ending March 31, 1997, and a further $1,018 in the fourth quarter of fiscal 1997) was released from the reserve for uncollectible accounts during the year, resulting in a credit to the provision for the year of $196 compared to a charge of $1,269 in the prior year. Based on this analysis the Company expects a lower provision rate to be charged against sales going forward.


                                           INFU-TECH, INC.
                                  Valuation and Qualifying Accounts
                                        (Dollars in thousands)

Column A               Column B                Column C                 Column D           Column E
--------               --------                --------                 --------           --------
                                                Additions
                       Balance at      Charged to                                            Balance
                       beginning       cost and                                               at end
Description            of period       expenses       Other          Deductions (a)         of period

Allowance for
  uncollectible
  accounts:

  1997 (June).............$ 2,456      $    (196)    $    513          $     778          $   1,995
                            =====         ======      =======             ======              =====

  1996 (June).............$ 2,136      $   1,269     $     ---         $     949          $   2,456
                            =====          =====      =========           ======              =====

  1995 (June).............$ 1,903      $     664     $     ---         $     431          $   2,136
                            =====         ======      =========           ======              =====

  1994 (December..........$ 2,090      $     917     $     ---         $   1,104          $   1,903
                            =====         ======      =========            =====              =====



   (a)  Uncollectible accounts charged off during the year, net of recoveries.


                                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INFU-TECH, INC.


Date:  September 29, 1997            By:/s/ JACK ROSEN
                                     ------------------------
                                        Jack Rosen
                                        Chairman of the Board


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


                 Name                                  Title
            /s/ JACK ROSEN                    Chairman of the Board,
              Jack Rosen                        Director (Principal
                                                 Executive Officer)
           /s/ JOSEPH ROSEN                          Director
             Joseph Rosen
            /s/ COLIN NEILL                     Vice President and
            S. Colin Neill                    Chief Financial Officer

         /s/ ISRAEL INGBERMAN                        Director
           Israel Ingberman
         /s/ JOSEPH M. GIGLIO                        Director
           Joseph M. Giglio
         /s/ CARL D. GLICKMAN                        Director
           Carl D. Glickman
           /s/ BRUCE SLOVIN                          Director
             Bruce Slovin

ITEM 14
                                                                Exhibit 10(e)

                                 INFU-TECH, INC.
             1996 KEY EMPLOYEES AND KEY PERSONNEL STOCK OPTION PLAN
                                December 16, 1996


1.   Purpose of the Plan

     The purpose of this 1996 Stock Option Plan (the "Plan") is to further the growth of Infu-Tech, Inc. (the "Company") by offering directors and key employees of the Company upon whom the Company largely depends for the successful conduct of its business an incentive to continue in the employ, or to be directors, of the Company, and to increase the interest of those directors and employees in the Company's success through ownership of its common stock.

2.       Definitions.

     Whenever used in this Plan, the following terms will have the meaning set forth below:

     (a) "Code" means the Internal Revenue Code of 1986, as amended.

     (b) "Committee" means the committee referred to in Sections 4 and 5.

     (c) "Employee" means any person employed by the Company (including, without limitation, directors).

     (d) "Fair Market Value" means the mean of the high and low prices at which the Stock is reported to have traded in the principal market (whether an interdealer quotation system or consolidated trading on a stock exchange) in which the Stock is traded, or if there is no trade on a particular date, the Fair Market Value will mean the mean of the low asked and high bid prices in that market on that date.

     (e) "Granting Date" means the date on which the Option is made effective by the Committee.

     (f) "Incentive Stock Option" means any Option that at the time of the grant is an incentive stock option as that term is defined in Section 422A of the Code.

     (g) "Involuntary Termination of Employment" means a Termination of Employment for a reason other than death, Retirement, Total Disability, voluntary resignation with the written consent of the Company or Termination of Employment for Cause.

     (h) "Non-Qualified Option" means any Option that is not an Incentive Stock Option.

     (i) "Option" means any option granted by the Committee under the Plan.

     (j) "Retirement" means a Termination of Employment by reason of an Employee's retirement, other than by reason of Total Disability, at a time when the Employee's years of service with the Company plus his chronological age equals sixty-five or more.

     (k) "Stock" means the common stock, par value $.01 per share, of Infu-Tech.

     (l) "Subsidiary" means any "subsidiary corporation" of Infu-Tech, Inc., as that term is defined in Section 425(f) of the Code.

     (m) "Termination of Employment" means (i) as to an employee, the time when the employee-employer relationship between the employee and the Company ceases to exist for any reason, including, but not limited to, a termination by resignation, discharge, death, Total Disability or Retirement, and (ii) as to a director, the time the person ceases to be a director of the Company.

     (n) "Termination of Employment for Cause" means an Involuntary Termination of Employment by reason of an Employee's (i) repeated failure or refusal to perform the duties and responsibilities of his position; (ii) dishonesty affecting the Company; (iii) drunkenness or use of illegal drugs which interferes with his performance and continues after warning, or (iv) material breach of loyalty to the Company. All determinations of whether or not a Termination of Employment is "For Cause" will be made by the Committee on the basis of such evidence as the Committee deems necessary or desirable.

     (o) "Total Disability" means inability of an Employee, by reason of physical condition or mental illness or accident, to perform substantially all the duties of the position at which the Employee was employed by the Company when the disability commenced. All determinations as to the date and extent of disability of any Employee will be made by the Committee on the basis of such evidence as the Committee deems necessary or desirable.

3.       Effective Date of the Plan.

         The effective date of the Plan will be December 16, 1996.

4.       Administration of the Plan.

     The Board of Directors of Infu-Tech or such committee as the Board may designate will implement the provisions of the Plan, be responsible for the administration of the Plan and grant Options under the Plan. However, only the Board of Directors may grant options to officers or directors. The Board of Directors or the committee which performs the functions described in the first sentence of this Paragraph is referred to in this Plan as the "Committee." Subject to the express provisions of the Plan, the Committee will also have full authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations it deems necessary or advisable in administering the Plan. All actions taken and decisions made by the Committee under the Plan will be binding and conclusive on all Employees eligible to participate in this Plan and on their legal representatives and beneficiaries. Unless the Board of Directors is the Committee, the Committee may not amend the Plan. No member of the Committee will be liable for any act or omission in connection with the administration of the Plan unless it is attributable to that member's willful misconduct.

5.       The Committee.


     The Committee will consist of not less than three members of the Board of Directors of the Company. If the Committee is not the Board of Directors, (i) the Committee will hold its meetings at such times and places as it determines and will maintain written minutes of its meetings, (ii) a majority of the Committee's members present in person will constitute a quorum of the Committee,
(iii) all determinations of the Committee will be made by the majority vote of its members, (iv) the members of the Committee may participate in a meeting of the Committee by conference telephone or similar communications equipment by means of which all members participating in the meeting can hear each other, and participation in a meeting in that manner will constitute presence in person at the meeting, and (v) any decision or determination reduced to writing and signed by all the members of the Committee will be as effective as if it had been made by a majority vote if its members at a meeting which is duly called and held.

6.       Stock Subject to the Plan.

     The maximum number of shares of Stock may be issued upon exercise of Options granted under the Plan is 500,000 shares, subject to adjustment as provided in Section 8 of this Plan. The maximum number of shares of Stock which may be issued to directors of the Company (whether or not Employees) upon exercise of Options granted under the Plan is 250,000 shares, subject to adjustment as provided in Section 8. Upon the exercise of any Option, the Company will be deemed to have issued the number of shares to which the Option relates. If any Option expires, terminates or is cancelled for any reason without having been exercised in full, the number of shares of Stock to which the Option related which were not issued upon exercise of the Option will again be available for issuance under the Plan.

7.       Stock Options.

     (a) Time of Granting of Options. The effective date of the grant of an Option will be the date specified by the Committee in its determination or designation relating to the award of that Option.

     (b) Eligibility/Grant Options. No Option will be exercisable unless the optionee has (i) been in the employ of the Company for twelve full months, and
(ii) been in the employ of the Company for six full months from the Granting Date to the time of exercise of an Option (except for such exercises of an Option after termination of employment as are permitted under Paragraphs 7(f), 7(g) and 7(h)). Except as provided in the preceding sentence, the Committee will have full authority to determine the individuals to whom and the time or times at which Options will be granted, the number of shares of Stock subject to each Option, the term of the, Option, the terms under which the Option may be exercised (which may include provisions regarding the earliest time or times when the Option may be exercised as to some or all the Stock to which it relates), the Option exercise price per share, whether the Option will be an Incentive Stock Option or a Non-Qualified Option, and the other terms and provisions of the Option. Options granted under this Plan may have dissimilar terms and conditions.

     (c) Exercise Price/Payment. Except as provided in Section 8, the exercise price of each Option will be determined by the Committee, but will not be less than 100% of the Fair Market Value of the Stock on the Granting Date of that Option. At the time of exercise of an Option, the person exercising the Option will tender payment to Infu-Tech of the entire exercise price with regard to the shares of Stock to be purchased by certified check or, alternatively, by tendering stock of Infu-Tech with a Fair Market Value equal to the amount of the exercise price on the date of tender. The Company may not extend credit, or guarantee the extension of credit, to any person for the purpose of enabling that person to exercise an Option.


     (d) Term of Options; Terms of Exercise. The term of each Option will be determined by the Committee, but will not be longer than ten years from the Granting Date, and, in the case of an Employee who, at the time the Option is granted, owns more than 10% of the total combined voting power of all classes of stock of Infu-Tech, will not be longer than five years from the Granting Date.

     An Employee will exercise an Option by giving written notice of exercise to Infu-Tech at its principal executive office, to the attention of the Secretary, accompanied by full payment of the exercise price or tender of Stock as provided in Section 7(c). The date Infu-Tech receives the written notice of exercise accompanied by payment of the exercise price of this Plan will be the date on which the Option is exercised. As soon as practicable after the date on which an Option is exercised, Infu-Tech will deliver to the Employee a certificate or certificates for the number of shares of Stock purchased by the exercise, registered in the name of the Employee.

     (e) Nontransferability of Options. During the lifetime of the holder of an Option, the Option by its terms may be exercised only by the holder or his guardian or legal representative. An Option may not be assigned, pledged or hypothecated in any way, may not be subject to execution, and may not be transferred otherwise than by will or the laws of descent and distribution. Any attempt at assignment, transfer, pledge, hypothecation or other disposition of an Option contrary to the provisions of the Plan, and a levy of any attachment or similar process upon any Option, will be null and void.

     (f) Retirement/Involuntary Termination of Employment of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted by reason of his Retirement (other than for Total Disability), or Involuntary Termination of Employment, the Option will expire at the end of the three-month period immediately following the date of the Termination of Employment, or on such earlier date as is the expiration of the term specified in the Option.

     (g) Total Disability of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted by reason of the Employee's Total Disability, the Employees Option will expire at the end of the twelve-month period following the date of the Termination of Employment, or such earlier date as is the expiration of the term specified in the Option.

     (h) Death of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted by reason of his death, or if a former Employee dies before all the Options granted to the former Employee have expired, that person's outstanding Options may be exercised by the person's personal representatives, or by the persons to whom the right to exercise the Options has passed by will or through the laws of descent and distribution, during the twelve-month period immediately following the date of death, or until such earlier date as is the expiration of the term specified in the Option.

     (i) Termination of employment of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted for any reason other than his Retirement, Involuntary Termination of Employment, Total Disability or death, all that Employee's Options will terminate when the Termination of Employment occurs.

     (j) Liquidation. If the Company is to be liquidated or dissolved, then the time at which all Options then outstanding may be exercised will be accelerated and all those Options will become exercisable in full ten days before the effective time (the "Effective Time") of the liquidation or dissolution or such earlier time as may be fixed by the Board ("Effective Time"), and Options not exercised by the Effective Time will automatically be cancelled and be of no further force or effect. Nothing in this Subsection (j), however, will extend the term specified in an Option.

     (k) Incentive Stock Options. No Incentive Stock Option may be granted to a director who is not an Employee. No Incentive Stock Option may be granted after ten years from the earlier of the date the Plan is adopted by the Board, or the date the Plan is approved by the stockholders of the Company. Incentive Stock Options may not be granted to any Employee who, at the time the Option is granted, owns more than ten percent of the total combined voting power of all classes of stock of Infu-Tech, unless (i) the purchase price of the Stock under the Incentive Stock Option is at least 110 percent of the Fair Market Value of the Stock on the Granting Date and (ii) the Incentive Stock Option by its terms is not exercisable after the expiration of five years from the Granting Date. The aggregate Fair Market Value (determined at the time an Incentive Stock Option is granted) of the Stock with respect to which Incentive Stock Options are first exercisable by an Employee during any calendar year (under this Plan and any other incentive stock option plan of the Company) will not exceed $100,000.

     (l) Option Grant Agreement. Promptly after an Option is granted to an Employee or a director, the Company will send the Employee or director an agreement setting forth the terms and conditions of the grant. Each Option granted must be clearly identified as either a Non-Qualified Option or an Incentive Stock Option. In the case of an Incentive Stock Option, the agreement will contain such terms and provisions as the Committee may determine to be necessary or desirable in order to qualify the Option as an incentive stock option in accordance with Section 422A of the Code or any successor to that Section.

8.       Recapitalization, Reorganization or Other Corporate Event.

     If Infu-Tech, through a stock dividend, a stock split or a share combination, changes its issued stock into a number of shares which is 10% or more greater or less than it was prior to the change, then immediately after the record date for the change, the number of shares of Stock subject to each outstanding Option, and the maximum number of shares of Stock which may be issued in total, and which may be issued to directors of the Company, on exercise of Options issued under the Plan will be increased proportionately in the case of a stock dividend or stock split, or decreased proportionately in the case of a combination of shares to prevent dilution or enlargement of rights (but without any obligation to issue fractional shares), and the purchase price of each share of Stock subject to each immediately after the change will be the same as the total purchase price of all the Stock subject to the Option immediately before the change.

     If because of one or more recapitalizations, reorganizations or other corporate events, the holders of the outstanding Stock receive something other than shares of Stock, upon exercise of an Option the holder of the Option will receive what the holder would have owned if the holder had exercised the Option immediately before the first such corporate event and not disposed of anything the holder received as a result of the corporate event.

9.       Rights of Employee.

     (a) Stockholder. An Employee will have no rights as a stockholder by reason of having been granted an Option. Upon the exercise of an Option, the Employee will have no rights as a stockholder until the issuance of Stock to the Employee has been recorded in the books of Infu-Tech.

     (b) Employment. Nothing in the Plan or in the grant of an Option will confer upon any Employee the right to continue in the employ of the Company or will interfere with or restrict in any way the rights of the Company to discharge any Employee at any time for any reason whatsoever, with or without cause.

10.      Laws and Regulations.

     The obligation of the Company to issue shares of Stock upon exercise of Options will be subject to:

     (a) the condition that counsel for the Company is satisfied that the sale and delivery will be in compliance with the Securities Act of 1933, as amended, and all other applicable laws, rules or regulations; and

     (b) the condition that the shares of Stock reserved for issuance under the Plan have been authorized for listing on any securities exchange or exchanges on which the Stock is listed.

11.      Withholding of Taxes.

     In order to satisfy the withholding tax obligations imposed by any level of government, the Company may in its discretion (i) withhold shares of Stock purchased by exercise of an Option, (ii) require payment by the Employee of a sum equal to any sum which must be withheld (and, if the Stock has not been issued, refuse to issue Stock on exercise of an Option until the Employee pays that sum), or (iii) deduct the sum which must be withheld from one or more installments of compensation payable to the Employee. If an Employee makes an election under Section 83(b) of the Code in connection with the exercise of an Option, the Employee will immediately notify the Company of that election. In the case of an Incentive Stock Option, an Employee who disposes of shares of Stock acquired through exercise of an Option either (a) within two years after the Granting Date of the Incentive Stock Option or (b) within one year after the issuance of the Stock to the Employee, will notify the Company of the disposition and the amount realized upon the disposition.

12.      Amendment of the Plan.

     The Board of Directors may at any time and from time to time modify or amend the Plan in any respect to be effective as of the date determined by the Board; provided, however, that without the approval of the stockholders of Infu-Tech the Board will not (i) except as provided in Section 8 of this Plan, increase the maximum number of shares of Stock which may be issued under the Plan in total or which may be issued to directors of the Company; (ii) change the categories of Employees eligible to receive Options; (iii) extend the period during which Options may be exercised; (iv) change the provisions fixing the minimum option price; or (v) change the provisions as to termination of Options. No modification or amendment of the Plan may adversely affect the rights of a holder of an outstanding Option without the holder's consent.

13.      Termination of the Plan.

     The Board of Director's may at any time suspend or terminate the Plan, provided that no such action may adversely affect the rights of a holder of an outstanding Option without the holder's consent.

     The Plan will automatically terminate if it is not approved by the stockholders of Infu-Tech within one year after its effective date. Any Option granted before this Plan is approved by the stockholders of Infu-Tech will (i) be subject to the stockholders of Infu-Tech approving this Plan within one year after its effective date, and (ii) not be exercisable until this Plan is approved by the stockholders of Infu-Tech.


                                                                    EXHIBIT 21

                        INFU-TECH, INC. AND SUBSIDIARIES

                              List of Subsidiaries


The following are the subsidiaries of Infu-Tech, Inc. ("Infu-Tech" or the "Company").

A)       Infu-Tech, Inc. (a Delaware corporation).
         1) Infu-Tech, Inc. (a New Jersey corporation) (formerly Temporary Nursing Services, Inc.).
         2)      Infu-Tech of Florida, Inc. (a Florida corporation).
         3)      Infu-Tech of Illinois, Inc. (a Illinois corporation).
         4)      Infu-Tech of Massachusetts, Inc. (a Massachusetts corporation).
         5)      Infu-Tech of New York, Inc. (a New York corporation).
         6)      Infu-Tech of Tennessee, Inc. (a Tennessee corporation).
         7)      Intrx Medical, Inc. (a New Jersey corporation).