Form 10-K/A
INFU TECH INC
filed 1997-10-29
CIK 890152

SECURITIES AND EXCHANGE COMMISSION


                                    Washington, D.C. 20549

                                          FORM 10-K/A
                                       (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 23, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,318,436.

As of September 23, 1997, 3,249,692 shares of the registrant's common stock were outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE:
                                             None

                                           PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS.

        DIRECTORS                                                    SERVED ON
                                                                    THE BOARD OF
                                                                      DIRECTORS
           NAME                                 AGE                     SINCE

         Jack Rosen............................51...........................1988
         Joseph Rosen..........................46...........................1988
         Israel Ingberman......................51...........................1988
         Joseph Giglio.........................56...........................1992
         Bruce Slovin..........................61...........................1992
         Carl D. Glickman......................71...........................1992

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

     Carl D. Glickman has been a director of CHA since August 1989. He became a Director of the Company in July 1992. Since 1953, he has been the president of The Glickman Organization, a real estate ownership and management company. In addition, Mr. Glickman is a director of Bear Stearns Companies, Inc. (an investment banking company), Jerusalem Economic Corporation (an Israeli real estate company), Alliance Tyre and Rubber Co. (an Israeli tire manufacturer), Franklin Holdings, Inc. (an investment company), Lexington Corporate Properties, Inc. (a real estate investment trust), Modern Video Co. (a motion picture production company) and Office Max, Inc. (an office supply retailer).

        Bruce Slovin has been a Director of CHA since June 1988. He became a Director of the Company in July 1992. Mr. Slovin is a graduate of Harvard Law School and Cornell University. Since 1980, he has been president and a director of MacAndrews & Forbes Group, Inc., an industrial holding company. Since 1985, he has been president and a director of Revlon Group Incorporated, a consumer products holding company. In addition, Mr. Slovin is a director of Andrews Group Incorporated (industrial holding company), M&F Worldwide Corp., (producer of licorice extract and other flavoring agents), Cantel Industries, Inc. (distributor of medical equipment) and The Coleman Company, Inc. (outdoor recreational equipment manufacturer).

ITEM 11.       EXECUTIVE COMPENSATION.

        Executive officers of the Company who are also officers of CHA, other than Jack Rosen, receive annual compensation from CHA and receive no annual compensation from the Company. Services of these officers are included in the services provided to the Company by CHA, for which it receives a management fee.

        The following table sets forth the annual compensation paid by the Company or CHA (including annual compensation paid by CHA for services not related to the Company), and the long-term compensation paid by the Company, during the years ended June 30, 1997, 1996 and the six months ended June 30, 1995, to the chief executive officer of the Company and to each of the other executive officers of the Company at that date whose annual salary and bonus from the Company and CHA during 1997 totalled more than $100,000:


                                           SUMMARY COMPENSATION TABLE
                                        Annual Compensation             Long-Term Compensation
                                                                           Awards           Payouts
                                                           Other
                                                          Annual   Restricted                         All Other
                                                          Compen-     Stock     Options/     LTIP      Compen-
  Name and Principal                Salary      Bonus     sation    Award(s)      SARs      Payouts    sation
      Position(1)         Year        ($)        ($)        ($)        ($)         (#)        ($)        ($)

Jack Rosen                1997        368,000(150,000(2)                           200,000
  Chairman of the Board   1996        300,000(2) None      None       None              --   None       None
  and Chief Executive    1995*        150,000(2) --                                     --
  Officer

Pritpal Virdee            1997        137,000      7,000                            10,000
  Executive Vice President1996        130,000         --   None       None           2,500   None       None
                         1995*         65,000         --                                --
Benjamin Geizhals         1997        137,712(3)                                     5,000
  Vice President          1996        130,000(3)    None   None       None           2,000   None       None
                         1995*         65,000(3)                                        --

S. Colin Neill            1997        147,212(3)                                    25,000
  Vice President and      1996                      None   None       None                   None       None
  Chief Financial Officer 1995*

-----------
*       Six months ended June 30, 1995.
(1)     Officers devoted 100% of their time to the Company, except Mr. Rosen (who devoted approximately 33% of his time), and Mr. Geizhals (who devoted approximately 50% of his time) to the Company.  Mr. Pennessi served as President and
        Chief Operating Officer until June 1, 1996 at which time he became Executive Vice President.  Mr. Pennessi left the
        Company in November 1996.  Mr. Rosen assumed the office of President on June 1, 1996.
(2)     Since August 1992, Mr. Rosen had been employed part-time by the Company.  His annual salary paid by the Company was $100,000 until November 1996 and $150,000 thereafter.  The bonus paid by the Company was $75,000.  The remainder of his working time is devoted to his duties as Chairman of CHA.
(3)     The compensation of Mr. Geizhals and Mr. Neill is paid entirely by CHA.  Their services are made available to the
        Company under its Management Agreement with CHA.


Directors' Compensation

        Each director who does not otherwise receive a salary from the Company receives a director's fee of $5,000 per year. In addition, under Infu-Tech's 1996 Stock Option Plan, each member of the committee which awards options to Infu-Tech officers (Joseph Giglio, Carl Glickman and Bruce Slovin) received an option to purchase 10,000 shares when the Plan was adopted and receives an option to purchase 5,000 shares each year after that.

Option Plans

        The following table sets forth certain information with regard to options granted during 1996 to the Company's chief executive officer and its other executive officers whose salary and bonus from the Company and CHA during 1997 totalled more than $100,000:



                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                           Potential Value at Assumed Annual
                                                                           Rates of Stock Price Appreciation For
                             Individual Grants                                     Option Term
                                 Percent of Total
                       Number of   Options/SARs
                  Securities under  Granted to     Exercise
                      option/SARs  Employees in    of Base
        Name          Granted (#)  Fiscal Year%  Price ($/Sh) Expiration Date    5% ($)        10% ($)
Jack Rosen                 200,000        59.5%          4.25     10/29/03       346,000       806,000
Pritpal Virdee              10,000           3%         4.125     10/18/06        25,950        65,750
Benjamin Geizhals            5,000         1.5%         4.125     10/18/06        12,975        32,875
S. Colin Neill              25,000         7.4%          4.19     07/08/06        66,000       167,000


        The following table sets forth certain information with regard to exercises of options and SARs held at June 30, 1997.


                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAR-END OPTION/SAR VALUES

                                                           Number of Unexercised Value of Unexercised in-the-
                         Shares Acquired                    Options/SARs at Fisc  Money Options/SARs at
         Name             Exercise (#)    Value Realized ($)    Year-End*         Fiscal Year End ($)**
                                                             Exercisable(E)/        Exercisable(E)/
                                                             Unexercisable(U)       Unexercisable(U)

Jack Rosen                     --               --                   230,000 (E)                  0(E)
                                                                            0(U)                  0(U)

Pritpal Virdee                 --               --                     20,000(E)             12,500(E)
                                                                            0(U)                  0(U)

Benjamin Geizhals              --               --                      7,000(E)              4,688(E)
                                                                            0(U)                  0(U)

S. Colin Neill                 --               --                     25,000(E)                  0(E)
                                                                            0(U)                  0(U)
----------
*       The Corporation has not granted any SARs.
**      Based upon the amount by which the market price of the Company's Common
        Stock on June 27, 1997 ($4.125 per share) exceeded the exercise price of the options.

Compensation Committee Interlocks and Insider Participation

        During the year-ended June 30, 1997, the Company's Compensation Committee reviewed and approved the compensation of the Chairman of the Board. Compensation of the Company's senior executive officers, other than its Chairman of the Board and chief executive officer, was set by the Chairman of the Board.

        During the year ended June 30, 1997, the Company was charged $27,000 by a corporation owned by Jack Rosen, the Chairman of the Board of the Company, for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

        All the members of the Company's Board of Directors are also directors of CHA. Also, three of the members of the Company's Board of Directors are officers of CHA. Transactions between the Company and CHA during the year ended June 30, 1997 were as follows:

        Prior to the initial public offering of the Company's Common Stock, completed on December 31, 1992, all the Company's capital stock was owned by CHA and the Company was operated as a wholly owned subsidiary of CHA. This included CHA's making available to the Company services of CHA's senior management and financial, accounting, legal and other administrative personnel.

        In connection with the initial public offering of the Company's Common Stock, the Company and CHA entered into a Management and Non-Competition Agreement under which, until September 30, 1997, (i) CHA will provide to the Company services of a chief financial officer, a general counsel and other senior executives, other than a chief executive officer (which will be Jack Rosen or another person paid by the Company) and a principal accounting officer (which, if different from the chief financial officer, will be a person paid by the Company), (ii) neither CHA nor the Company will make any loans to the other of them, (iii) all other transactions between the Company and CHA will be on terms determined by the Board of Directors of the Company to be no less favorable to the Company than the terms which would be available from unrelated parties, (iv) CHA will not directly or indirectly engage in the business of providing infusion therapy to patients at home or in nursing homes or similar long term care facilities (other than those owned or operated by CHA or subsidiaries) and (v) the Company will not directly or indirectly operate nursing homes or similar long term care facilities. The Company pays CHA a management fee under the agreement equal to 1.6% of the Company's revenues. CHA's liability for providing services to the Company will be limited to losses resulting from willful malfeasance, bad faith or gross negligence. The Company will indemnify CHA and its officers, employees and agents, for losses resulting from the provision of services under the agreement, except when there is an adjudication that the loss resulted from the indemnified person's willful misfeasance, bad faith or gross negligence. During 1997 the management fee charged to the Company by CHA totalled $416,000. On August 8, 1997, the term of the Management and Non-Competition Agreement was extended to September 30, 2000.

        During  1997,  among the  nursing  homes  with  which the  Company  does business were seven facilities which were owned or managed by CHA and three facilities which are owned by companies controlled by CHA's Principal Stockholders. During 1997, the Company's sales to the nursing homes owned or managed by CHA totalled $564,000. At June 30, 1997, the Company's accounts receivable from those nursing homes totalled $1,214,000. During 1997, the Company realized revenues of $428,000 or 7.1% of the Company's total contract services revenues, from the sale of products and services to residents of the seven nursing homes owned or managed by CHA and the three nursing homes owned by companies controlled by CHA's Principal Stockholders.

        The Company was paid $628,000 in February 1992 in connection with the settlement of a lawsuit by the purchaser of CHA's former Home Nurse Staffing Division. In connection with the settlement, the

Company agreed not to compete with the purchaser in providing nursing services in California, Arizona and Tennessee for a period of five years and terminated a non-competition provision which had barred the purchaser from providing infusion therapy services. The restrictions against providing nursing services do not affect the manner in which the Company is currently doing business, and has not had a material adverse effect on the Company's business.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table contains information concerning the ownership of the Company's Common Stock at September 23, 1997 by each person known to the Company to be a beneficial owner of more than 5% of any class of the Company's voting security, by the Company's directors, by each of the executive officers of the Company who is among the five most highly compensated executive officers of the Company in 1997 and by directors and executive officers as a group are as follows:


                                                         Amount and Nature of
     Title of Class      Name and Address of Beneficial  Beneficial Ownership    Percent of Class
                         Owner

      Common Stock       Continental Health Affiliates, Inc.        1,870,000                57.5%
                         910 Sylvan Avenue                             shares
                         Englewood Cliffs, NJ 07632
      Common Stock       Joseph Giglio                               30,000 (a)                  (b)
                         4350 East West Highway, Suite 600             shares
                         Bethesda, MD 20814

      Common Stock       Jack Rosen                                  230,000(a)               6.6%
                         910 Sylvan Avenue                             shares
                         Englewood Cliffs, NJ 07632
      Common Stock       Joseph Rosen                                 10,000(a)                  (b)
                         910 Sylvan Avenue                             shares
                         Englewood Cliffs, NJ 07632
      Common Stock       Israel Ingberman                             10,000(a)                  (b)
                         910 Sylvan Avenue                             shares
                         Englewood Cliffs, NJ 07632
      Common Stock       Carl D. Glickman                            30,000 (a)                  (b)
                         The Leader Building, Suite 1140               shares
                         Cleveland, OH  44114
      Common Stock       Bruce Slovin                                30,000 (a)                  (b)
                         35 E. 62nd Street                             shares
                         New York, NY  10021
      Common Stock       Pritpal Virdee                              20,000 (a)                  (b)
                         910 Sylvan Avenue                             shares
                         Englewood, NJ  07632
      Common Stock       S. Colin Neill                              25,000 (a)                  (b)
                         910 Sylvan Avenue                             shares
                         Englewood Cliffs, NJ 07632
      Common Stock       Benjamin Geizhals                             7,000(a)                  (b)
                         910 Sylvan Avenue                             shares
                         Englewood Cliffs, NJ 07632
      Common Stock       All directors and executive                 392,000(a)              10.8%
                           officers as a group (10 persons)            shares
---------
(a)     Consists entirely of shares which may be purchased on exercise of options which were exercisable within 60 days after September 30, 1997.
(b)     Less than 1%.

        At September 30, 1997 Jack Rosen, who is the chief executive officer and a director of the Company, and Joseph Rosen and Israel Ingberman, who are directors of the Company, owned 13.2%, 9.1% and 8.6%, respectively, of the outstanding common stock of CHA. Other directors and executive officers of the Company owned, in total, an additional 3.5% of the outstanding common stock of CHA.

        On September 23, 1997 Cede & Co. owned of record 1,313,059 shares of the Company's Common Stock, constituting 40.4% of the outstanding Common Stock. The Company understands those shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Transactions between the Company and its Board of Directors are described under "Compensation Committee Interlocks and Insider Participation."

Filing of Reports

        To the best of the Company's knowledge, no director, executive officer or beneficial owner of more than 10% of the Company's stock failed to file on a timely basis reports required by ss. 16(a) of the Securities Exchange Act of 1934, as amended, with regard to the year ended June 30, 1997.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INFU-TECH, INC.


Date:  October 29, 1997               By:----------------------------------
  /s/ Benjamin Geizhals                         Benjamin Geizhals
                                          Vice President and General Counsel