Form 10-Q
period 1997-09-30
INFU TECH INC
filed 1997-11-14
CIK 890152

--------------------------------------------------------------------------------



                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                            THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the Quarter Ended September 30, 1997

                                Commission File Number 0-21006

                                        INFU-TECH, INC.
                    (Exact name of registrant as specified in its charter)


               Delaware                                   22-3127689
               (State of other juris(I.R.S. Employer Identification Number) incorporation or organization)

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

        As of November 10, 1997 the Registrant had outstanding 3,249,692 shares of its $.01 par value Common Stock.

                                       1
--------------------------------------------------------------------------------

                                        INFU-TECH, INC.

                                             Index


Part I - Financial Information:

        Item 1

        Consolidated Balance Sheets at September 30, 1997 (Unaudited)
          and June 30, 1997.....................................................

        Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1997 and 1996.....................................

        Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 1997 and 1996.....................................

        Notes to Unaudited Consolidated Financial Statements....................

        Item 2

        Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................

Part II - Other Information.....................................................

        Signatures..............................................................


                                           INFU-TECH, INC.
                                     Consolidated Balance Sheets
                          (Dollars in thousands, except for share amounts)


                                                                          September 30,    June 30,
                                                                              1997           1997
                                                                           (Unaudited)   (Audited)
                                               ASSETS
Cash and cash equivalents.................................................$       197  $     512
Accounts receivable, net of allowances for uncollectible accounts
  of $1,652 and $1,995....................................................      6,298      6,088
Accounts receivable from related parties..................................      1,317      1,214
Inventories...............................................................      1,675      1,654
Deferred income taxes.....................................................        702        702
Prepaid expenses and other current assets.................................        335        365
                                                                           ----------  ---------

      Total current assets................................................     10,524     10,535

Property and equipment, at cost, net of accumulated depreciation
  of $472 and $450...............................................  .........      325        244
Goodwill, net .....................................................  .......      136        139
Other assets........................................................  ......      835        700
                                                                          -----------   ---------

      Total assets........................................................$    11,820  $   11,618
                                                                          ============ ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable..........................................................$     4,535  $   4,288
Accrued payroll and related expenses......................................        412        499
Income taxes payable......................................................        457        449
Other current liabilities.................................................        155        255
                                                                          -----------  ---------

      Total current liabilities...........................................      5,559      5,491

Capital lease obligation..................................................      --            26
                                                                          -----------  ---------

      Total liabilities...................................................      5,559      5,517

Stockholders' equity:
  Common stock, $.01 par value; 5,000,000 shares authorized; 3,249,692 issued    32           32
  Additional paid-in capital..............................................      3,100      3,100
  Retained earnings.......................................................      3,202      3,042
  Treasury stock, at cost; 39,300 shares..................................      (73)         (73)
                                                                          ----------   ---------

      Total stockholders' equity..........................................      6,261      6,101
                                                                          -----------  ---------

Commitments and contingencies

      Total liabilities and stockholders' equity..........................$    11,820  $   11,618
                                                                          ===========  ==========





                     See accompanying notes to consolidated financial statements

                                                  3

                                           INFU-TECH, INC.
                                Consolidated Statements of Operations
                          (Dollars in thousands, except per share amounts)


                                                                   Three Months Ended September 30,
                                                                        1997          1996
                                                                        ----          ----
                                                                            (Unaudited)


Revenues............................................................$       6,724 $      6,443
                                                                    ------------- ------------

Costs and expenses:
    Medical and nutritional product.................................        3,571        3,080
    Personnel.......................................................        1,788        1,689
    Selling, general and administrative.............................         911           795
    Provision for uncollectible accounts............................          71           312
    Management fees to majority shareholder ........................         108           103
    Depreciation and amortization...................................          25            35
    Other (income) expense, net.....................................         (22)          (33)
                                                                    ------------  ------------
                                                                            6,452        5,981

Income before income taxes..........................................         272           462

Provision for income taxes..........................................         112           189
                                                                    ------------  ------------

    Net income .....................................................$        160  $        273
                                                                    ============  ============

Earnings per share..................................................$        .05  $       0.09
                                                                    ============  ============

Weighted average number of shares...................................        3,241,477   3,174,567





















                         See accompanying consolidated financial statements

                                                  4




                                           INFU-TECH, INC.
                                Consolidated Statements of Cash Flows
                          (Dollars in thousands, except per share amounts)

                                                                   Three Months Ended September 30,
                                                                        1997            1996
                                                                        ----            ----
                                                                            (Unaudited)
Operating activities:
  Net income ........................................................$       160  $       273

  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
        Depreciation expense.........................................         22           35
        Amortization of goodwill.....................................          3          --
        Provision for uncollectible accounts.........................         71          312
        Amortization of deferred income..............................        --           (32)
        Increase (decrease) in cash due to changes in:
         Accounts receivable.........................................       (281)       (1,041)
         Accounts receivable from affiliates ........................       (103)         --
         Inventories.................................................        (21)        (232)
         Prepaid expenses and other current assets...................         30          (31)
         Other assets................................................       (135)         --
         Taxes payable...............................................          8          --
         Accounts payable............................................        247          956
         Accrued payroll and related.................................        (87)         219
         Other current liabilities...................................        (95)         (25)
                                                                     -----------  ------------

      Net cash (used in) provided by operating activities............       (181)         434
                                                                     -----------  -----------

Investing activities:
  Expenditures for property and equipment............................       (103)          (9)
                                                                     -----------  -----------

      Net cash used in investing activities..........................       (103)          (9)

Financing activities:
  Exercise of options ...............................................        --             2
  Payment of capital lease obligations...............................        (31)         (24)
                                                                     -----------  -----------

      Net cash used in financing activities..........................        (31)         (22)

Net increase (decrease) in cash and cash equivalents.................       (315)         403

Cash and cash equivalents, beginning of period.......................        512          691
                                                                     -----------  -----------

Cash and cash equivalents, end of period.............................$       197  $     1,094
                                                                     ===========  ===========


Supplemental disclosure of cash flow data:

  Income taxes paid..................................................$       105  $        53





                     See accompanying notes to consolidated financial statements

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

2.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

    These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 1997.

                                           INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended September 30,1997 Compared with Three Months Ended September 30, 1996

Total revenues increased by $281,000, or 4%, from $6,443,000 to $6,724,000.

Cost of medical and nutritional products sold to patients and other customers increased $491,000 or 16%, from $3,080,000 in 1996 to $3,571,000 in 1997. As a percentage of total revenues, medical and nutritional product costs were 48% in 1996 and 53% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Total personnel costs increased by $99,000 or 6% from $1,689,000 in 1996 to $1,788,000 in 1997, primarily due to addition of personnel in branch and corporate operations and the establishment of the Disease Management Division.

Selling, general and administrative expenses increased by $116,000, or 15% from $795,000 in 1996 to $911,000 in 1997. The increase of $116,000 is largely attributable to investment costs connected with the development of a disease state management program and the expenses related to a Florida pharmacy which opened in February 1997.

Beginning in the quarter ended March 31, 1997, the Company continues to review its allowance for uncollectible accounts in light of the company's changed payor mix. The Company's business focus is on managed care relationships which now account for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. The Company's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had previously been established. Based on this analysis the Company has charged a lower provision rate against sales for fiscal 1998.

Management fees to Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $108,000 in 1997 and $103,000 in 1996 were 1.6% of revenues in both years.

Depreciation expense decreased from $35,000 in 1996 to $22,000 in 1997 due to property and equipment retirements. During the quarter, amortization of $3,000 was also recognized.

Other income of $22,000 in 1997 consisted primarily of write offs of accounts payable. Other income of $33,000 in 1996 consisted of $32,000 of amortization of a $628,000 payment received by the company in 1992 as consideration of the Company's releasing the buyer of CHA's former Home Nursing Division from an agreement not to sell infusion therapy services and CHA's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years.

                                           INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


The net income in 1997 was $160,000 or $.05 cents per share compared to net income in 1997 of $273,000 or $.09 cent per share. The decrease in net income was primarily attributable to increases in cost of medical and nutritional products sold, selling, general and administrative costs as well as increases in personnel costs partially offset by the lower provision rate for uncollectible accounts. Income before taxes for the quarter ended September 30, 1997 was $272,000 compared to $462,000 for the comparable quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had total assets of $11.8 million, working capital of $5 million and a net worth of $6.3 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

At September 30, 1997, the balance in net accounts receivable for Infu-Tech was 3% higher than the balance at June 30, 1997 attributed to higher revenues. Infu-Tech's net accounts receivable has remained relatively constant at 104 days sales at September 30, 1997, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to their higher volume of claims.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by CHA. Through September 30, 1997, the Company's sales from those nursing homes totalled $102,000 for the three month period. At September 30, 1997, the Company's net accounts receivable from the managed nursing homes totalled $1,317,000. During the three months ended September 30, 1997, the Company realized revenues of $65,000 or 6%, of the Company's total contract services revenues, from the sale of products and services to residents of the managed nursing homes.

The Company has focused its effort on enhancing cash collections to improve cash flow. Since the Company has no borrowings, management believes that the Company is in a favorable position to secure financing, if needed. Based upon preliminary informal discussions with potential lenders, the company believes that it would be able to secure adequate financing to cover its cash requirements for the foreseeable future.

                                        INFU-TECH, INC.


Part II - Other Information


         Item 1.   Legal Proceedings

                   Presently, there are no pending material legal proceedings other than as reported in the Company's Form 10-K for the year ended June 30, 1997.

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




                                                      Infu-Tech, Inc.


Date:  November 14, 1997                              /S/  JACK ROSEN
      ----------------------------------              ---------------
                                                      Jack Rosen
                                                      Chairman and Director
                                                      (Chief Executive Officer)



Date:  November 14, 1997                              /S/  ALLISON K. ALLEN
      ----------------------------------              ---------------------
                                                      Allison K. Allen
                                                    Principal Accounting Officer