Form 10-Q
period 1997-12-31
INFU TECH INC
filed 1998-02-17
CIK 890152

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1997

                         Commission File Number 0-21006

                                 INFU-TECH, INC.
             (Exact name of registrant as specified in its charter)


                               Delaware 22-3127689
        (State of other jurisdicti(I.R.S. Employer Identification Number)
                         incorporation or organization)

                  910 Sylvan Avenue, Englewood Cliffs, NJ 07632
                    (Address of principal executive offices)

                                 (201) 567-4600
               Registrant's telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of February 11, 1998 the Registrant had outstanding 3,253,092 shares of its $.01 par value Common Stock.


--------------------------------------------------------------------------------

                                 INFU-TECH, INC.

                                      Index


Part I - Financial Information:
                                                                          Page
         Item 1

 Consolidated Balance Sheets at December 31, 1997 (Unaudited)
   and June 30, 1997......................................................  3

 Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 1997 and 1996.................................... ... 4

 Consolidated Statements of Operations (Unaudited) for the six months ended December 31, 1997 and 1996..................................... .. 5

 Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 1997 and 1996.......................................  6

 Notes to Unaudited Consolidated Financial Statements.....................  7

 Item 2

 Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................8 - 10

Part II - Other Information............................................... 11

         Signatures....................................................... 12



                                                      INFU-TECH, INC.
                                                Consolidated Balance Sheets
                                     (Dollars in thousands, except for share amounts)


                                                                                           December 31,   June 30,
                                                                                              1997          1997
                                                                                              ----          ----
                                                                                            (Unaudited)   (Audited)
                                                 ASSETS
Cash and cash equivalents.................................................................$        93     $       512
Accounts receivable, net of allowances for uncollectible accounts
   of $1,505 and $1,995...................................................................       6,517          6,088
Accounts receivable from related parties..................................................       1,309          1,214
Inventories...............................................................................       1,545          1,654
Deferred income taxes.....................................................................        702             702
Prepaid expenses and other current assets.................................................        510             365
                                                                                          -----------     -----------

       Total current assets...............................................................       10,676        10,535

Property and equipment, at cost, net of accumulated depreciation
   of $499 and $450.......................................................................        362             244
Goodwill, net ............................................................................        132             139
Other assets..............................................................................        545             700
                                                                                          -----------     -----------

       Total assets.......................................................................$    11,715     $    11,618
                                                                                          ===========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable..........................................................................$      4,155    $     4,288
Accrued payroll and related expenses......................................................         573            499
Income taxes payable......................................................................        423             449
Other current liabilities.................................................................        130             255
                                                                                          -----------     -----------

       Total current liabilities..........................................................      5,281           5,491

Capital lease obligation..................................................................        --               26
                                                                                          -----------     -----------

       Total liabilities..................................................................      5,281           5,517

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,253,092 issued............         32              32
   Additional paid-in capital.............................................................      3,107           3,100
   Retained earnings......................................................................      3,368           3,042
   Treasury stock, at cost; 39,300 shares.................................................       (73)            (73)
                                                                                          -----------     -----------

       Total stockholders' equity.........................................................      6,434           6,101
                                                                                          -----------     -----------

Commitments and contingencies

       Total liabilities and stockholders' equity.........................................$    11,715     $    11,618
                                                                                          ===========     ===========





                                See accompanying notes to consolidated financial statements



                                                      INFU-TECH, INC.
                                           Consolidated Statements of Operations
                                     (Dollars in thousands, except per share amounts)


                                                                                     Three Months Ended December 31,
                                                                                        1997             1996
                                                                                        ----             ----
                                                                                             (Unaudited)


Revenues...........................................................................$         6,978  $         6,525
                                                                                   ---------------  ---------------

Costs and expenses:
     Medical and nutritional product...............................................          3,730            3,091
     Personnel.....................................................................          1,764            1,779
     Selling, general and administrative...........................................           900               776
     Provision for uncollectible accounts..........................................            99               277
     Management fees to majority shareholder ......................................           112               104
     Depreciation and amortization.................................................            31                33
     Other expense (income), net...................................................            60               (20)
                                                                                   --------------   ---------------
                                                                                             6,696            6,040
                                                                                   ---------------  ---------------

Income before income taxes.........................................................           282               485

Provision for income taxes.........................................................           115               199
                                                                                   --------------   ---------------

     Net income ...................................................................$          167   $           286
                                                                                   ==============   ===============





Earnings per Share:
       Basic.......................................................................           .05               .09
       Diluted.....................................................................           .05               .09

Basic weighted average number of common shares.....................................     3,212,764         3,178,517

Diluted weighted average number of common shares...................................     3,288,410         3,211,324













                                    See accompanying consolidated financial statements



                                                      INFU-TECH, INC.
                                           Consolidated Statements of Operations
                                     (Dollars in thousands, except per share amounts)


                                                                                     Six Months Ended December 31,
                                                                                        1997             1996
                                                                                        ----             ----
                                                                                             (Unaudited)


Revenues...........................................................................$         13,702   $      12,968
                                                                                   ----------------   -------------

Costs and expenses:
     Medical and nutritional product...............................................          7,301            6,171
     Personnel.....................................................................          3,552            3,468
     Selling, general and administrative...........................................          1,811            1,571
     Provision for uncollectible accounts..........................................           170               589
     Management fees to majority shareholder ......................................           220               207
     Depreciation and amortization.................................................            56                68
     Other expense (income), net...................................................            38               (53)
                                                                                   --------------   ---------------
                                                                                             13,148          12,021
                                                                                   ---------------- ---------------

Income before income taxes.........................................................           554               947

Provision for income taxes.........................................................           227               388
                                                                                   --------------   ---------------

     Net income ...................................................................$          327   $           559
                                                                                   ==============   ===============





Earnings per share:
     Basic ........................................................................           .10               .18
     Diluted.......................................................................           .10               .18

Basic weighted average number of common shares.....................................     3,212,764         3,176,542

Diluted weighted average number of common shares...................................     3,254,458         3,210,315














                                    See accompanying consolidated financial statements




                                                      INFU-TECH, INC.
                                           Consolidated Statements of Cash Flows
                                     (Dollars in thousands, except per share amounts)

                                                                                               Six Months Ended December 31,
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                              (Unaudited)
Operating activities:
   Net income ......................................................................$         327   $          559

   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
     operating activities:
         Depreciation expense.......................................................           49               68
         Amortization of goodwill...................................................            7              --
         Provision for uncollectible accounts.......................................          170              589
         Amortization of deferred income............................................           --              (63)
         Increase (decrease) in cash due to changes in:
           Accounts receivable......................................................         (599)          (1,129)
           Accounts receivable from affiliates .....................................          (95)             --
           Inventories..............................................................          109               64
           Prepaid expenses and other current assets................................         (145)            (237)
           Other assets.............................................................          155               (4)
           Taxes payable............................................................          (26)             --
           Accounts payable.........................................................         (133)             595
           Accrued payroll and related..............................................           74              122
           Other current liabilities................................................          (82)             (93)
                                                                                    -------------   ---------------

       Net cash (used in) provided by operating activities..........................         (189)             471
                                                                                    -------------   --------------

Investing activities:
   Expenditures for property and equipment..........................................         (167)             (51)
                                                                                    -------------   --------------

       Net cash used in investing activities........................................         (167)             (51)

Financing activities:
   Exercise of options .............................................................            7               11
   Payment of capital lease obligations.............................................          (61)             (24)
                                                                                    -------------   --------------

       Net cash used in financing activities........................................          (54)             (13)

Net increase (decrease) in cash and cash equivalents................................         (410)             407

Cash and cash equivalents, beginning of period......................................          512              691
                                                                                    -------------   --------------

Cash and cash equivalents, end of period............................................$         102   $        1,098
                                                                                    =============   ==============


Supplemental disclosure of cash flow data:

   Income taxes paid................................................................$         153   $           53




                                See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   The Company

     Infu-Tech, Inc. (the "Company") is a provider of clinical services and products to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to patients in long- term care facilities. The Company is 58% owned by Kuala Healthcare, Inc. ("Kual") formerly Continental Health Affiliates, Inc. ("CHA"), a public company. The minority 42% of the Company's equity is publicly traded.

     The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 1997.

3.   Earnings Per Share

     Options excluded from the computation of diluted earnings per share since such options could not have a diluted effect as the exercise price is above the average market price for the period were as follows:

                                                      1997              1996
                                                      ----              ----
       Options excluded for the 3 month period
         ending December 31,......................    157,834          133,200

       Options excluded for the 6 month period
         ending December 31,......................    403,668          133,200

                                                      INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended December 31, 1997 Compared with Three Months Ended December 31, 1996

Total revenues increased by $453,000, or 7%, from $6,525,000 to $6,978,000.

Cost of medical and nutritional products sold to patients and other customers increased $639,000 or 21%, from $3,091,000 in 1996 to $3,730,000 in 1997. As a percentage of total revenues, medical and nutritional product costs were 47% in 1996 as compared to 53% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $15,000 or 1% from $1,779,000 in 1996 to $1,764,000 in 1997.

Selling, general and administrative expenses increased by $124,000, or 15% from $776,000 in 1996 to $900,000 in 1997. The increase of $124,000 is largely attributable to investment costs connected with the development of a disease state management program and the expenses related to a Florida pharmacy which opened in February 1997.

The provision for uncollectible accounts was 1.4% of revenues in 1997 and 4.2% of revenues in 1996. A lower provision rate was recorded for fiscal 1998 based on a change in the company's payor mix towards managed care relationships.

Management fees to Kuala Healthcare, Inc., ("KUAL") formerly Continental Health Affiliates, Inc. and subsidiaries ("CHA") was $112,000 in 1997 and $104,000 in 1996 were 1.6% of revenues in both years.

Depreciation expense decreased from $33,000 in 1996 to $27,000 in 1997 due to property and equipment retirements. During the quarter, amortization of $4,000 was also recognized.

Other expense of $60,000 in 1997 consisted primarily of non recurring one time charges. Other income was $20,000 in 1996.

The net income in 1997 was $167,000 or $.05 cents per share compared to net income in 1996 of $286,000 or $.09 cent per share. The decrease in net income was primarily attributable to increases in cost of medical and nutritional products sold and selling, general and administrative costs partially offset by the lower provision rate for uncollectible accounts and decreases in personnel costs. Income before taxes for the quarter ended December 31, 1997 was $282,000 compared to $485,000 for the comparable quarter last year.

RESULTS OF OPERATIONS

Six Months ended December 31,1997 Compared with Six Months Ended
December 31, 1996

Total revenues increased by $734,000, or 5%, from $12,968,000 in 1996 to $13,702,000 in 1997, primarily due to an increase in home infusion division revenues. This increase is primarily attributed to the number of patients serviced and the therapy mix of those patients.

Costs of medical and nutritional products sold to patients and other customers increased $1,130,000 or 18%, from $6,171,000 in 1996 to $7,301,000 in 1997. As a percentage of total revenues, medical and nutritional product costs increased from 47% in 1996 and 53% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Total personnel costs increased by $84,000, or 2% from $3,468,000 in 1996 to $3,552,000 in 1997, primarily attributable to higher nursing and pharmacy costs incurred to support the number of home infusion patients serviced, increasing geographical coverage through sales force expansion, and the opening of a Florida pharmacy.

Selling, general and administrative expenses increased by $240,000, or 15% from $1,571,000 in 1996 to $1,811,000 in 1997. The increase is largely attributable to engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution cost increases. In addition, the opening of a Florida pharmacy and costs associated with the Humana Health Plans capitation contract in Illinois added to the increase in selling, general and administrative expenses.

The provision for uncollectible accounts was 1.2% of revenues in 1997 and 4.5% of revenues in 1996. A lower provision rate was charged against sales for fiscal 1998 based on a change in the company's payor mix towards managed care relationships.

Management fees to Kuala Healthcare, Inc. ("KUAL") formerly Continental Health Affiliates, Inc. and subsidiaries ("CHA") of $220,000 in 1997 and $207,000 in 1996 were 1.6% of revenues in both periods.

Depreciation  expense  decreased  from $68,000 in 1996 to $49,000 in 1997 due to
property  and  equipment   retirements.   Amortization  expense  of  $7,000  was
recognized during the current year.

Other expense net of $38,000 in 1997 consisted of prior period consulting charges and interest expense offset by write offs of accounts payable. Other income, net of $53,000 in 1996 consisted of $63,000 of amortization in 1996 of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of KUAL's former Home Nursing Division from an agreement not to sell infusion therapy services and KUAL's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. The amortization of this non-compete agreement was completed in the period ended March 31, 1997.
This income was offset by interest expense for the period.

The net income in 1997 was $327,000, or $.10 per share compared to a net income in 1996 of $559,000 or $.18 per share. Income before taxes for the six months ending December 31, 1997 was $554,000 compared to $947,000 for the comparable prior period.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had total assets of $11.7 million, working capital of $5.4 million and a net worth of $6.4 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowing and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

At December 31, 1997, the balance in net accounts receivable for Infu-Tech was 7% higher than the balance at June 30, 1997 attributed to higher revenues. Infu-Tech's net accounts receivable has increased from 102 days sales at June 30, 1997 to 106 days sales at December 31, 1997, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to their higher volume of claims.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by Kuala Healthcare, Inc . Through December 31, 1997, the Company's sales to those nursing homes totaled $204,000 for the six month period. At December 31, 1997, the Company's net accounts receivable from the managed nursing homes totaled $1,309,000.

The Company has focused its effort on enhancing cash collections to improve cash flow. Since the Company has no borrowing, management believes that the Company is in a favorable position to secure financing, if needed. Based upon preliminary informal discussions with potential lenders, the company believes that it would be able to secure adequate financing to cover its cash requirements for the foreseeable future.

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




                                        Infu-Tech, Inc.


Date:  February 17, 1998                /S/  JACK ROSEN
------------------------                ---------------
                                        Jack Rosen
                                        Chairman and Director
                                       (Chief Executive Officer)



Date:  February 17, 1998                /S/  ALLISON K. ALLEN
------------------------                ---------------------
                                        Allison K. Allen
                                        Principal Accounting Officer