Form 10-Q
period 1998-03-31
INFU TECH INC
filed 1998-05-15
CIK 890152

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

                             For the Quarter Ended March 31, 1998

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

     As of May 8, 1998 the Registrant had outstanding 3,258,092 shares of its $.01 par value Common Stock.

                                        INFU-TECH, INC.

                                             Index


Part I - Financial Information:
                                                                           Page
        Item 1

  Consolidated Balance Sheets at March 31, 1998 (Unaudited)
    and June 30, 1997........................................................ 3

  Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1998 and 1997............................................ 4

  Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 1998 and 1997............................................ 5

  Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 1998 and 1997............................................ 6

  Notes to Unaudited Consolidated Financial Statements....................... 7

  Item 2

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations............................................. ..8 - 10

Part II - Other Information................................................. 11

  Signatures................................................................ 12

                                           INFU-TECH, INC.
                                     Consolidated Balance Sheets
                          (Dollars in thousands, except for share amounts)


                                                                            March 31,     June 30,
                                                                              1998          1997
                                                                          (Unaudited)    (Audited)
                                               ASSETS
Cash and cash equivalents.................................................$      242    $     512
Accounts receivable, net of allowances for uncollectible accounts
  accounts of $1,205 and $1,995..............................................  6,233        6,088
Accounts receivable from related parties..................................     1,434        1,214
Inventories...............................................................     1,864        1,654
Deferred income taxes.....................................................       702          702
Prepaid expenses and other current assets.................................       631          365
                                                                          ----------    ---------

      Total current assets................................................    11,106       10,535

Property and equipment, at cost, net of accumulated depreciation
  of $526 and $450........................................................      369           244
Goodwill, net ............................................................      128           139
Other assets..............................................................      863           700
                                                                          ---------    ----------

      Total assets........................................................$  12,466    $   11,618
                                                                          =========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable........................................................$     4,345    $    4,288
Accrued payroll and related expenses....................................        879           499
Income taxes payable....................................................        528           449
Other current liabilities...............................................        103           255
                                                                        -----------    ---------

      Total current liabilities.........................................      5,855        5,491

Capital lease obligation................................................      --              26
                                                                        -----------    ---------

      Total liabilities.................................................      5,855        5,517

Stockholders' equity:
  Common stock, $.01 par value; 5,000,000 shares authorized;                     32           32
     3,258,092 issued
  Additional paid-in capital............................................      3,128        3,100
  Retained earnings.....................................................      3,524        3,042
  Treasury stock, at cost; 39,300 shares................................        (73)         (73)
                                                                        -----------  -----------

      Total stockholders' equity........................................      6,611        6,101
                                                                        -----------  -----------

Commitments and contingencies

      Total liabilities and stockholders' equity........................$    12,466  $    11,618
                                                                        ===========  ===========



                     See accompanying notes to consolidated financial statements

                                           INFU-TECH, INC.
                                Consolidated Statements of Operations
                          (Dollars in thousands, except per share amounts)



                                                                   Three Months Ended March 31,
                                                                        1998          1997
                                                                        ----          ----
                                                                            (Unaudited)


Revenues............................................................$       6,272  $     6,733
                                                                    -------------  -----------

Costs and expenses:
    Medical and nutritional product.................................        3,337        3,498
    Personnel.......................................................        1,769        1,809
    Selling, general and administrative.............................         795           973
    Provision for uncollectible accounts............................          (2)          (46)
    Management fees to majority shareholder ........................         100           108
    Depreciation and amortization...................................          31            36
    Other income, net...............................................         (21)           (5)
                                                                    -------------  -----------
                                                                           6,009         6,373

Income before income taxes..........................................         263           360

Provision for income taxes..........................................         108           147
                                                                    ------------   -----------

    Net income .....................................................$        155   $       213
                                                                    ============   ===========

Earnings per Share:
      Basic.........................................................         .05           .07
      Diluted.......................................................         .05           .07

Basic weighted average number of common shares......................   3,218,792     3,205,954

Diluted weighted average number of common shares ...................   3,390,704     3,276,805







                         See accompanying consolidated financial statements

                                           INFU-TECH, INC.
                                Consolidated Statements of Operations
                          (Dollars in thousands, except per share amounts)


                                                                    Nine Months Ended March 31,
                                                                        1998          1997
                                                                        ----          ----
                                                                            (Unaudited)


Revenues............................................................$     19,974   $    19,701
                                                                    ------------   -----------

Costs and expenses:
    Medical and nutritional product.................................      10,638         9,669
    Personnel.......................................................       5,321         5,277
    Selling, general and administrative.............................       2,606         2,544
    Provision for uncollectible accounts............................         168           543
    Management fees to majority shareholder ........................         320           315
    Depreciation and amortization...................................          87           104
    Other expense (income), net.....................................          17           (58)
                                                                    ------------  ------------
                                                                          19,157        18,394

Income before income taxes..........................................         817         1,307

Provision for income taxes..........................................         335           535
                                                                    ------------  ------------

    Net income .....................................................$        482  $        772
                                                                    ============  ============

Earnings per share:
    Basic...........................................................         .15           .24
    Diluted.........................................................         .15           .24

Basic weighted average number of common shares......................   3,214,569     3,186,346

Diluted weighted average number of common shares....................   3,285,599     3,220,961


                         See accompanying consolidated financial statements



                                           INFU-TECH, INC.
                                Consolidated Statements of Cash Flows
                          (Dollars in thousands, except per share amounts)

                                                                     Nine Months Ended March 31,
                                                                        1998            1997
                                                                        ----            ----
                                                                            (Unaudited)
Operating activities:
  Net income ........................................................$       482  $       772

  Adjustments  to  reconcile  net  income  to net cash  provided by  (used  in) operating activities:
        Depreciation expense.........................................         76          101
        Warrants issued for services.................................         --           44
        Amortization of goodwill.....................................         11            3
        Provision for uncollectible accounts.........................        168          543
        Amortization of deferred income..............................         --          (72)
        Increase (decrease) in cash due to changes in:
         Accounts receivable.........................................       (313)      (1,616)
         Accounts receivable from affiliates ........................       (220)        (131)
         Inventories.................................................       (210)         329
         Prepaid expenses and other current assets...................       (266)          67
         Other assets................................................       (163)        (315)
         Taxes payable...............................................         79          --
         Accounts payable............................................         57          155
         Accrued payroll and related.................................        380          102
         Other current liabilities...................................        (98)        (327)
                                                                     -----------  ------------

      Net cash used in operating activities..........................        (17)        (345)
                                                                     -----------  ------------

Investing activities:
  Expenditures for property and equipment............................       (201)         (71)
  Acquisition of Universal Home Infusion.............................         --         (190)
                                                                     -----------  ------------

      Net cash used in investing activities..........................       (201)        (261)

Financing activities:
  Exercise of options ...............................................         28           28
  Payment of capital lease obligations...............................        (80)         (70)
                                                                     -----------  -----------

      Net cash used in financing activities..........................        (52)         (42)

Net decrease in cash and cash equivalents............................       (270)        (648)

Cash and cash equivalents, beginning of period.......................        512          691
                                                                     -----------  -----------

Cash and cash equivalents, end of period.............................$       242  $        43
                                                                     ===========  ===========

Supplemental disclosure of cash flow data:

  Income taxes paid..................................................$       153   $       53
  Stock issued.......................................................        --           100

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

2.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

    These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 1997.

3.  Earnings Per Share

    Options excluded from the computation of diluted earnings per share since such options do not have a diluted effect as the exercise price is above the average market price for the period were as follows:

                                                             1998        1997
                                                             ----        ----
      Options excluded for the 3 month period
        ending March 31,..................................  157,500     359,942

      Options excluded for the 9 month period
        ending March 31,..................................  302,834     320,700

                                 INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 1998 Compared with Three Months Ended March 31,1997

Total revenues decreased by $461,000, or 7%, from $6,733,000 to $6,272,000. Home infusion revenues increased by $86,000 resulting from an increased focus on implementing managed care accounts. Contract services revenues decreased by $547,000 due to changes in Medicare reimbursement.

Cost of medical and nutritional products sold to patients and other customers decreased $161,000 or 5%, from $3,498,000 in 1997 to $3,337,000 in 1998. As a percentage of total revenues, medical and nutritional product costs were 52% in 1997 as compared to 53% in 1998. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Ceredase, a high cost drug, and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $40,000, or 2.2%, from $1,809,000 in 1997 to $1,769,000 in 1998.

Selling, general and administrative expenses decreased by $178,000, or 18%,from $973,000 in 1997 to $795,000 in 1998. The decrease of $178,000 is largely attributable to non-recurring investment costs connected with the development of a disease state management program incurred during 1997.

Due to a focused effort on collecting old receivables the provision for uncollectible accounts reflects a review of the existing allowance on an account by account basis. As a result, a reduction of $2,000 in 1998 and $46,000 in 1997 was made.

Management fees to Kuala Healthcare, Inc., ("KUAL") of $100,000 in 1998 and $108,000 in 1997 were 1.6% of revenues in both years.

Depreciation expense decreased from $36,000 in 1997 to $28,000 in 1998 due to property and equipment retirements. During the quarter, amortization of $3,000 was also recorded.

Other income, net of $21,000 consisted primarily of interest charged on accounts receivables over normal contract terms. Other income was $5,000 in 1997.

The net income in 1998 was $155,000 or $.07 per share compared to net income in 1997 of $213,000 or $.06 per share. The decrease in net income was primarily attributable to lower sales. Income before taxes for the quarter ended March 31, 1998 was $263,000 compared to $360,000 for the comparable quarter last year.

RESULTS OF OPERATIONS

Nine Months ended March 31,1998 Compared with Nine Months Ended March 31, 1997

Total revenues increased by $273,000, or 1%, from $19,701,000 in 1997 to $19,974,000 in 1998, primarily due to a change in the therapy mix of home infusion patients serviced offset by a decrease Medicare reimbursement for our nursing home business.

Costs of medical and nutritional products sold to patients and other customers increased $969,000 or 10%, from $9,669,000 in 1997 to $10,638,000 in 1998. As a percentage of total revenues, medical and nutritional product costs increased from 49% in 1997 to 53% in 1998. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Ceredase, a high cost drug, and margin reductions from operating in a managed care environment.

Total personnel costs increased by $44,000, or 1% from $5,277,000 in 1997 to $5,321,000 in 1998, primarily attributable to higher nursing and pharmacy costs incurred to support the therapies of home infusion patients serviced.

Selling, general and administrative expenses increased by $62,000, or 2% from $2,544,000 in 1997 to $2,606,000 in 1998. The increase is attributable to distribution cost increases incurred to support home infusion patients serviced.

The provision for uncollectible accounts was 1.1% of revenues in 1998 and 3% of revenues in 1997. A lower provision rate was recorded for fiscal 1998 based on a change in the company's payor mix towards managed care relationships and improved collections of older accounts.

Management fees to Kuala Healthcare, Inc. ("KUAL") of $320,000 in 1998 and $315,000 in 1997 were 1.6% of revenues in both periods.

Depreciation  expense  decreased from $101,000 in 1997 to $76,000 in 1998 due to
property  and  equipment  retirements.   Amortization  expense  of  $11,000  was
recognized in 1998 and $3,000 in 1997.

Other expense, net of $17,000 in 1998 consisted of prior period consulting charges and interest expense offset by write offs of accounts payable and interest charged on accounts receivables over normal contract terms. Other income, net of $58,000 in 1997 consisted of $23,000 of amortization in 1997 of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of KUAL's former Home Nursing Division from an agreement not to sell infusion therapy services and KUAL's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. The amortization of this non-compete agreement was completed in the period ended March 31, 1997.

The net income in 1998 was $482,000, or $.15 per share compared to a net income in 1997 of $772,000 or $.24 per share. Income before taxes for the nine months ending March 31, 1998 was $817,000 compared to $1,307,000 for the comparable prior period.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had total assets of $12.5 million, working capital of $5.3 million and a net worth of $6.6 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowing and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

At March 31, 1998, the balance in net accounts receivable for Infu-Tech was 5% higher than the balance at June 30, 1997 attributed to higher revenues. Infu-Tech's net accounts receivable has increased from 102 days sales at June 30, 1997 to 105 days sales at March 31, 1998, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to their higher volume of claims.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by Kuala Healthcare, Inc . Through March 31, 1998, the Company's sales to those nursing homes totaled $304,000 for the nine month period. At March 31, 1998, the Company's net accounts receivable from the nursing homes totaled $1,434,000.

The Company has focused its effort on enhancing cash collections to improve cash flow. Since the Company has no borrowing, management believes that the Company is in a favorable position to secure financing. Based upon preliminary informal discussions with potential lenders, the company believes that it would be able to secure adequate financing to cover its cash requirements for the foreseeable future.

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




                                                    Infu-Tech, Inc.


Date:  May 15, 1998                                 /S/  JACK ROSEN
     -----------------------------------            --------------------------
                                                    Jack Rosen
                                                    Chairman and Director
                                                    (Chief Executive Officer)



Date: May 15, 1998                                  /S/  ALLISON K. ALLEN
     -----------------------------------            --------------------------
                                                    Allison K. Allen
                                                    Principal Accounting Officer