Form 10-K405
period 1998-06-30
INFU TECH INC
filed 1998-10-08
CIK 890152

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 22, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,873,999.

As of September 22, 1998, 3,262,571 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of definitive proxy statement to be filed not later than
                               October 29, 1998.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Part I

                                                                                     Page
         Item 1.     Business..................................................       3-9
         Item 2.     Properties................................................         9
         Item 3.     Legal Proceedings.........................................        10
         Item 4.     Submission of Matters to a Vote of Security Holders ......        10

Part II

         Item 5.     Market Information........................................        10
         Item 6.     Selected Consolidated Financial Data......................        11
         Item 7.     Management's Discussion and Analysis of Consolidated
                     Financial Condition and Results of Operations.............     12-15

         Item 8.     Consolidated Financial Statements and Supplementary Data..        16
         Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures......................        16

Part III          .............................................................        17

Part IV

         Item 14.    Exhibits, Consolidated Financial Statements, Financial
                       Statement Schedules, and Reports on Form 8-K............        18

Signatures .................................................................... Last Page


                                     PART I

Item 1.  Business.

General

         Infu-Tech, Inc. (the "Company") provides infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes) and other medical products to patients in their homes, Infu-Tech's ambulatory IV suites, nursing homes and subacute care facilities. It was incorporated in 1988 as the continuation of a business begun by Kuala Healthcare, Inc. ("KUAL") in 1982. KUAL was one of the early marketers of equipment and nutrients for infusion therapy and was one of the first to market equipment and formulations for intravenous infusion of nutrients and medication outside hospitals. On December 31, 1992, the Company completed the initial public offering of its common stock.

         In November 1995, the Company changed its fiscal year to end on June 30 of each year from December 31. Therefore, unless otherwise noted, references to a year are to the fiscal year-ending June 30.

         The Company is organized into three units. The Intravenous Infusion unit provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy, hydration therapy and a variety of other therapies. The Contract Services unit provides medical products and services, including enteral nutrition therapy, intravenous infusion therapy, urological products and wound care products, to residents in long term care facilities. The Company's Disease Management unit continues to focus on developing comprehensive preventive treatment programs for patients with chronic conditions, such as asthma, diabetes, congestive heart failure and sickle cell.

         The Company's sales and marketing efforts are primarily directed towards Managed Care. The Company has over 65 agreements with Managed Care covering over 19 million members to provide infusion therapy and other home health services. The agreements with Managed Care vary from preferred provider relationships to being one of several providers. Reimbursement is generally on a per diem basis.

         The Company's continued marketing efforts directed at managed care companies bring significant opportunity to drive new programs like Disease Management through existing relationships.

         In 1998, the Company renewed its non-exclusive distribution agreement with Genzyme Corporation for Ceredase(Registered) enzyme and Cerezyme(Trademark), which are the only products approved by the FDA as therapy for patients with Gaucher's disease. Genzyme estimates that there are between 2,000 and 2,500 Gaucher patients in the United States who require treatment with those drugs. Cost of the therapy normally ranges from approximately $150,000 to $250,000 per year per patient.

         The following table sets forth the percentages of the Company's revenues, by service unit, from the various therapies, products and services.

                                 Year ended                       Year ended                       Year ended
                                June 30, 1996                    June 30, 1997                    June 30, 1998
                      -------------------------------  -------------------------------  -------------------------------
                      Intravenous  Contract    Total   Intravenous  Contract    Total   Intravenous Contract    Total
                        Infusion   Services  Revenues    Infusion   Services  Revenues    Infusion  Services   Revenues
                      -----------  --------  --------  -----------  --------  --------  ----------- --------   --------
Enteral Nutrition          %          72%      20%          3%         71%        20%          4%      77%        19%
Antibiotic               30%            -      23%         27%           -        20%         19%        -        15%
TPN                       7%            -       5%          5%           -         4%          6%        -         4%
Orthotics                  -           1%        -           -           -          -           -        -          -
Immune Globulin           8%            -       6%         10%           -         7%          9%        -         7%
Ceredase/Cerezyme        27%            -      20%         32%           -        24%         41%        -        33%
Wound Care                 -           2%       1%           -          1%          -           -        -          -
Other                    25%          25%      25%         23%         28%        25%         21%      23%        22%
                       -----        -----    -----       -----       -----      -----       -----    -----      -----
                        100%         100%     100%        100%        100%       100%        100%     100%       100%
                       =====        =====    =====       =====       =====      =====       =====    =====      =====


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

         Until late 1990, a large majority of the products and services the Company provided to residents of long term care facilities involved enteral nutrition therapy. Beginning in late 1990, the Company began marketing other products to residents of long term care facilities in circumstances in which these products are eligible for reimbursement under Medicare and other programs. These include, in addition to enteral feeding, parenteral feeding, medical/surgical products, wound care products, urological products and other supplies.

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

         Most of the Company's contract services revenues result from Medicare reimbursement. The Company has more than fourteen years' experience in billing Medicare. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients; in other cases, the Company bills other third party payors or patients responsible for co-insurance reimbursement. The Company often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from residents. The Company actively pursues the residents or guarantors for this payment, and where necessary uses legal action. Inability to collect the 20% co-insurance portion of bills largely contributes to the Company's provision for uncollectible accounts.

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

         The following table details the sources of payments to the Company during the twelve months ended June 30, 1998:

                               Home               Contract               Total
                             Infusion             Services             Revenues
                             --------             --------             --------
         Medicare...........       3%                 88%                  20%
         Private Pay........      91%                 12%                  75%
         Medicaid...........       6%                 -                     5%
                             --------             -------              -------
                                 100%                100%                 100%
                             ========             =======              =======

Sales and Marketing

         The Company's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. The Company's products and services are marketed through its sales force and clinicians. The Company's sales force is responsible for establishing and maintaining referral sources. As of June 30, 1998, the sales force included approximately 3 full time sales employees and approximately 6 sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. The Company conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist sales employees in targeting and developing new revenue sources.

         The "Infu-Tech" trademark is registered and is established in the areas in which the Company does business.

Suppliers

         The Company purchases drugs and other materials and leases equipment from many suppliers. The Company has not experienced difficulty in purchasing supplies or leasing equipment. The Company believes there are alternative sources for virtually all the supplies and equipment it requires, other than Ceredase(Registered) enzyme and Cerezyme(Trademark), which are only available from one supplier, Genzyme Corp. The Company has a distribution agreement with Genzyme which automatically renews for one year terms unless cancelled at the end of a term on 90 days prior notice. The agreement may also be terminated at any time on 60 days notice.

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

         Consolidated billing proposed to start July 1, 1998 has been delayed until January 2000. The Company believes that it will not be adversely effected by this as it has plans in place to continue its relationship with long term care facilities as a supplier and biller of products.

Executive Officers of the Company

         The following is a list of executive officers of the Company as of June 30, 1998, together with a brief description of the business experience for the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors".

            Name                              Office                         Age
            ----                              ------                         ---
      Jack Rosen             Chairman of the Board of Directors,              52
                             President, Chief Executive Officer

      Joseph Rosen           Vice President, Assistant Secretary              47
                             and Director

      Pritpal Virdee         Executive Vice President; President Intrx        38
                             Medical, Inc.

      Roy Smolarz            Executive Vice President and General Counsel     47

      Israel Ingberman       Secretary, Director                              52

         Pritpal Virdee has served as Executive Vice President of the Company and as President of Intrx Medical, Inc., a subsidiary of the Company, since February 1993. From 1989 to 1992, he served as President and Director of Fresenius Pharma USA, a leading medical products and pharmaceutical company. Prior to that, he had worked as General Manager of Fresenius Pharma U.K.

         Roy Smolarz became Executive Vice President and General Counsel of the Company and of KUAL in March 1998. From December 1992 until March 1998, he was affiliated with Coopers & Lybrand, a public accounting and financial services firm and was a managing director of Coopers & Lybrand Securities LLC. For more than seven years prior to that, he was a corporate vice president and corporate counsel of Paine Webber Incorporated, an investment banking firm. He is a member of the New York and New Jersey Bars and is a Certified Public Accountant.

Employees

         As of June 30, 1998, the Company had approximately 128 employees. Of these employees, two were in executive capacities (in addition to executives of KUAL who rendered services to the Company), approximately 9 were in sales or service capacities, approximately 57 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. The Company's employees are not currently represented by a labor union or other labor organization. The Company believes that its employee relations are good.

Item 2.  Properties.

         The Company maintains corporate offices in Englewood Cliffs, New Jersey and it leases five branch offices for its branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, the Company maintains a central pharmacy and a warehouse in Moonachie, New Jersey and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida. Lease payments for the corporate office, five branch offices, the central pharmacy, the Memphis, Boston, Philadelphia and Fort Lauderdale, Florida pharmacies, the infusion suites and the warehouse total $35,874 per month. In communities which cannot be serviced from a Company office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.

Item 3.  Legal Proceedings.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the vote of security holders during the year ended June 30, 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Matters.

         The high and low last sale prices of the Company Stock reported on the NASDAQ National Market System with regard to each calendar quarter during 1996 and 1997 and through June 30, 1998 were as follows:

                                              High                     Low
                                              ----                     ---
                1996:

                First Quarter                 3 3/4                    3
                Second Quarter                5 1/4                    4 1/4
                Third Quarter                 5 1/4                    3 5/8
                Fourth Quarter                4 3/8                    3 3/8

                1997:

                First Quarter                 5 3/4                    3 1/2
                Second Quarter                4 5/8                    3 1/4
                Third Quarter                 4 5/16                   3 1/8
                Fourth Quarter                6 5/8                    2 7/8

                1998:

                First Quarter                 6 3/8                    5 3/8
                Second Quarter                7 1/2                    5 1/2

         The Company has not paid any dividends on its Common Stock since shares were sold to the public in December 1992. Prior to that, all the Company's available cash was retained by KUAL, which was its sole stockholder. From 1989 through 1992, the Company paid KUAL dividends totaling $9,866,000, as well as management fees totaling $1,258,000 and tax payments totaling $1,555,000. Any decision by the Company's Board of Directors to pay dividends on its Common Stock in the future will be based upon the Company's earnings, cash flow, capital needs and available funds, and any other factors the Company's directors deem relevant. Because KUAL owns 58% of the stock of the Company, and all the Company's directors are also directors of KUAL the Company's directors may be influenced by KUAL's cash needs in deciding whether the Company should declare dividends. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits.

         As of September 22, 1998, there were 41 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.

         The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements as of June 30, 1998, 1997 and 1996 and the related notes, included elsewhere in this Report.

                                                                                     Six Months      Years Ended
                                                     Years Ended June 30,          Ended June 30,    December 31,
                                              --------------------------------     --------------    ------------
                                                1998         1997          1996         1995              1994
                                              ---------    ---------     --------     ---------         -------
Revenues...................................   $ 26,466     $ 26,003    $  24,638      $ 10,601        $ 16,289
Income (loss) before income taxes..........        345        1,615        1,465          (849)         (1,123)
Provision (benefit) for income taxes.......        149          662          270            --            (220)
Net income (loss)..........................   $    196     $    953    $   1,195      $   (849)       $   (903)
Income (loss) per share
     Basic (1).............................   $    .06     $    .30    $     .38      $    .27        $   (.28)
     Diluted (2)...........................   $    .06     $    .29    $     .38      $    .27        $   (.28)


                                                                                     Six Months      Years Ended
                                                     Years Ended June 30,          Ended June 30,    December 31,
                                              --------------------------------     --------------    ------------
                                                1998         1997          1996         1995              1994
                                              ---------    ---------     --------     ---------         -------
Accounts receivable........................   $  8,075     $  7,302     $  5,669      $   3,608        $  3,552
Total assets...............................     12,123       11,618        9,484          7,414           7,586
Working capital............................      4,618        5,044        4,696          3,571           4,454
Total assets...............................      6,334        6,101        4,976          3,770           4,619


----------
(1) Based on 3,125,666, 3,192,797, and 3,168,037 shares outstanding in June 30, 1998, 1997, and 1996, 3,160,974 shares outstanding in 1995 and
       3,181,509 shares outstanding in 1994 3,200,000 shares outstanding in 1993.

(2)    Based on 3,328, 213; 3,231,706; 3, 210,407 shares outstanding at June 30,
       1998, 1997 and 1996, 3,170, 366 shares outstanding in 1995 and 3,196,824 shares outstanding in 1994, 3,215,315 shares outstanding in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Twelve Months Ended June 30, 1998 Compared with Twelve Months Ended June 30,
1997.

Total revenues increased by $463,000, or 2% from $26,003,000 in 1997 to $26,466,000 in 1998, primarily due to a $1,410,000, or 7% increase in home infusion division revenues. This increase in revenues is offset by decreased therapy days and lower pricing from managed care.

Costs of medical and nutritional products sold to patients and other customers increased by $1,347,000 or 9% from $13,514,000 in 1997 to $14,861,000 in 1998.
As a percentage of total revenues, medical and nutritional product costs increased from 51% in 1997 to 56% in 1998. This increase in product costs as a percentage of sales is partially attributable to the increased pricing pressures from certain vendors and the Company's need to secure immunoglobulin products which due to a national shortage are only available at a premium price. These products were needed to provide continued treatment for existing patients.

Total personnel costs decreased by $47,000, from $7,205,000 in 1997 to 7,158,000 in 1998, primarily attributable to the reorganization of the contract service division as well as creating efficiencies within the nursing and pharmacy operations.

Selling, general and administrative expenses in 1998 decreased by $162,000, or 5% from $3,488,000 in 1997 to $3,326,000 in 1998, due to non-recurring investment costs in 1997 and more effective use of existing resources leading to elimination of certain positions.

During 1998 the Company instituted new procedures related to accounts receivable. The Company reorganized their billing and collection functions to monitor activity by branch, by insurance carrier and a document control function was established to monitor and follow up on outstanding documentation required to bill. As a result in 1998, a total of $752,000 was released from the reserve for uncollectible accounts compared to a total of $1,366,000 in 1997 because such reserves where no longer considered necessary.

Management fees to KUAL of $423,000 in 1998 and $416,000 in 1997 were 1.6% of revenues in both years.

Depreciation and amortization expense increased from $139,000 in 1997 to $152,000 in 1998 due to property and equipment additions.

Other income, net of $152,000 in 1998 and $178,000 in 1997 consisted of write offs of accounts payable in 1998, and in 1997 write offs of accounts payable and $72,000 amortization of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of KUAL's former Home Nursing Division from an agreement not to sell infusion therapy services in California, Arizona or Tennessee for a period of five years.

The net income in 1998 was $196,000, or $.06 (basic) per share compared to a net income in 1997 of $953,000, or $.30 (basic) per share. Income before taxes for the twelve months ended June 30, 1998 was $345,000 compared to $1,615,000 for the comparable prior period.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Selling, general and administrative expenses increased by $709,000, or 26% from $2,779,000 in 1996 to $3,488,000 in 1997. The increase is largely attributable to investment banking retainer fees in connection with a proposed acquisition, engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution cost increases. In addition, the opening of a Florida pharmacy and start up costs associated with the Human Health Plans capitation contract in Illinois added to the increase in selling, general and administrative expenses.

Beginning in the quarter ending March 31, 1997, the Company reviewed its allowance for uncollectible accounts in light of the Company's changed payor mix. The Company's business focus is on managed care relationships which account for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. The Company's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had been established. As a result of this review, a total of $1,366,000 before taxes was released from the reserve for uncollectible accounts during the year, resulting in a credit to the provision in the statement of operations for the year of $196,000 compared to a charge of $1,269,000 in the prior year.

Management fees to KUAL of $416,000 in 1997 and $394,000 in 1996 were 1.6% of revenues in both years.

Depreciation and amortization expense increased from $108,000 in 1996 to $139,000 in 1997 due to property and equipment additions involving infusion pump purchases.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other income, net of $178,000 in 1997 and $115,000 in 1996 consisted of $72,000 in 1997 and $126,000 in 1996 of amortization of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of KUAL's former Home Nursing Division from an agreement not to sell infusion therapy services and KUAL's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years. The amortization of this non-compete agreement was completed in the period ended March 31, 1997. Accounts payable of $126,000 was also written off during the year relating to past payables no longer deemed payable. Interest expense offsets the other income in both years.

The net income in 1997 was $953,000, or $.30 (basic) per share compared to a net income in 1996 of $1,195,000, or $.38 (basic) per share. Income before taxes for the twelve months ended June 30, 1997 was $1,615,000 compared to $1,465,000 for the comparable prior period. As the Company utilized its net operating loss carry forwards in 1996, a full tax charge in 1997 results in net income of $953,000 compared to $1,195,000 for 1996.

Liquidity and Capital Resources

As of June 30, 1998, the Company had total assets of $12.1 million, working capital of $3.5 million and a net worth of $6.3 million. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories.

At June 30, 1998, the balance in net accounts receivable for the Company was $6.9 million compared to $6.4 million, the balance at June 30, 1997, due to write-offs of old balances. The result of this reduced the Company's accounts receivable from 102 days sales outstanding ("DSO") at June 30, 1997 to 96 DSO at year end. The 96 DSO compares favorably to an industry average of 125 days. The 96 DSO is a result of continuing delays in claim processing experienced by managed care companies and Medicare.

Among the nursing homes with which the Company did business in 1998 were five facilities which were owned or managed by KUAL. Through June 30, 1998 the Company's sales to those nursing homes totaled $437,000 for the twelve month period. At June 30, 1998, the Company's net receivable from those nursing homes totaled $1,545,000. During the twelve months ended June 30, 1998, the Company realized revenues of $230,000 or 4.7% of the Company's total contract services revenues, from the sale of products and services to residents of those nursing homes, with the balance of revenues earned by the Infusion division.

Since the Company has no borrowings, management believes that the Company is in a favorable position to secure financing, if needed. Based upon preliminary informal discussions with potential lenders, the Company believes that it would be able to secure adequate financing to cover its cash requirements for the foreseeable future.

Year 2000

Infu-Tech has developed a task force to research a solution to the Year 2000 System Compliance. To date the Infu-Tech task force has identified the programs that will be effected by the Year 2000 System Compliance issue and the procedures that are required to meet the demands for this business.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Currently the Infu-Tech task force has explored many options to resolve the Year 2000 System Compliance issues. These options included the purchase of a new hardware and software system or migrating to AS400/OS400 platforms which would be an upgrade to the existing hardware currently utilized by the Company. The cost of this upgrade is approximately $50,000.

A proposal is being requested to upgrade the hardware and software. The upgrade of a new system will cost approximately $400,000. Infu-Tech is exploring a number of lease options for this upgrade. Once a decision is reached a detailed plan will be implemented for training, installation of hardware and the new software. All systems being considered are Year 2000 compliant.

As with any implementation of a new computer system there are risks such as delays in down loading existing files, software that might require debugging, upgrading or training difficulties.

Should a new system not be feasible for implementation over the next six months, Infu-Tech will make a decision for the upgrade of the current hardware and software as previously discussed. This upgrade has been reviewed and is adaptable at the previously discussed cost.

It is expected that a final decision will be made on the Year 2000 System Compliance by the first quarter of 1999.

Item 8.  Consolidated Financial Statements and Supplementary Data.

      The consolidated financial statements and supplementary data required by this item appear beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

                                    PART III

      Part III Items 10 through 13 to be filed by October 29, 1998 as part of definitive proxy statement.

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

      2.   Financial Statement Schedules

           Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.

      3.   Exhibits

           The following exhibits are filed with this Report or incorporated by reference:

           3(a)  Certificate of Incorporation (1)
           3(b) Certificate of Amendment of Certificate of Incorporation (1) 3(c) By-laws (1)
           4(a)  Specimen of Common Stock Certificate (2)
           4(b)  Form of Representative's Warrant (1)
           10(a) Joint Venture Agreement dated January 1992 between
                 Medline Industries, Inc. and Intrx Medical, Inc. (1)
           10(b) Management and Non-Competition Agreement between Infu-Tech,
                 Inc. and C.H.A.. (1)
           10(c) Infu-Tech 1992 Stock Option Plan. (1)
           10(d) Distribution Agreement between Infu-Tech, Inc. and Genzyme
                 Corporation dated November 11, 1994. (3)
           10(e) Infu-Tech 1996 Key Employees and Key Personnel Stock Option
                 Plan.
           21    List of Subsidiaries.

----------

(1)      Incorporated by reference to Registration Statement File No. 33-50122.
(2) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1992.
(3) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1994.
(b)      Reports on Form 8-K filed during the six months ended June 30, 1995.
(c)      The exhibits to this Report are listed in Item 14(a)(3).
(d) The financial statement schedule required by Regulation S-K which is excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2).

                                 INFU-TECH, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998, 1997 and 1996
                   (With Independent Auditor's Report Thereon)

                                 INFU-TECH INC.
                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule


                                                                           Page

1.    Consolidated Financial Statements:

      Independent Auditors' Report........................................F - 3

      Balance Sheets
           June 30, 1998 and 1997........................................ F - 4

      Statements of Operations:
           Years Ended June 30, 1998, 1997 and 1996.......................F - 5

      Statements of Stockholders' Equity:
           Years Ended June 30, 1998, 1997 and 1996.......................F - 6

      Statements of Cash Flows:
           Years Ended June 30, 1998, 1997 and 1996.............F - 7  -  F - 8

      Notes to Consolidated Financial Statements..................F - 9 - F- 18

2.    Financial Statement Schedule:

      Valuation and Qualifying Accounts...................................S - 1


Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                          Independent Auditor's Report

The Board of Directors and Stockholders
Infu-Tech, Inc.

We have audited the consolidated financial statements of Infu-Tech, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infu-Tech, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG Peat Marwick, LLP

September 28, 1998

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                       June 30,
                                                                               ------------------------
                                                                               1998                1997
                                                                               ----                ----
                            ASSETS
Cash and cash equivalents.............................................   $         163         $         512
Accounts receivable, net of allowances for uncollectible
      accounts of $1,578 and $1,995...................................           6,530                 6,088
Accounts receivable from affiliates ..................................             437                   300
Inventories...........................................................           1,452                 1,654
Deferred income taxes.................................................             551                   702
Prepaid expenses and other current assets.............................             165                   365
                                                                         -------------         -------------
           Total current assets.......................................           9,298                 9,621
Property and equipment, at cost, net of accumulated
      depreciation of $552 and $450...................................             370                   244
Goodwill, net.........................................................             125                   139
Receivables from affiliates, non-current..............................           2,189                 1,491
Other assets..........................................................             140                   123
                                                                         -------------         -------------
           Total assets...............................................   $      12,122         $      11,618
                                                                         =============         =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable......................................................   $       5,057         $       4,288
Accrued payroll and related expenses..................................             435                   499
Income taxes payable..................................................             194                   449
Other current liabilities.............................................             110                   281
                                                                         -------------         -------------
           Total current liabilities..................................           5,796                 5,517

Stockholders' Equity:
      Common stock, $.01 par value; 5,000,000 shares authorized;
           3,258,092 (1998) and 3,192,797 (1997) issued                             33                    32
      Additional paid-in capital......................................           3,128                 3,100
      Retained earnings...............................................           3,238                 3,042
      Treasury stock, at cost; 39,300 shares..........................             (73)                  (73)
                                                                         -------------         -------------
           Total stockholders' equity.................................           6,326                 6,101
                                                                         -------------         -------------

Commitments and Contingencies

      Total liabilities and stockholders' equity......................   $      12,122         $      11,618
                                                                         =============         =============



          See accompanying notes to consolidated financial statements.

                                                  INFU-TECH, INC.

                                       Consolidated Statements of Operations
                                              (Dollars in thousands)

                                                                  Years Ended June 30,
                                                     --------------------------------------------
                                                          1998            1997          1996
                                                          ----            ----          ----
Revenues..........................................   $      26,466   $      26,003  $      24,638
                                                     -------------   -------------  -------------
Costs and Expenses:
      Medical and nutritional product.............          14,861          13,514         11,920
      Personnel...................................           7,158           7,205          6,818
      Selling, general and administrative.........           3,326           3,488          2,779
      Provision for uncollectible accounts........             353            (196)         1,269
      Management fees to majority shareholder.....             423             416            394
      Depreciation and amortization...............             152             139            108
      Other income, net...........................            (152)           (178)          (115)
                                                     -------------   -------------  -------------
                                                            26,121          24,388         23,173
                                                     -------------   -------------  -------------
Income before income taxes........................             345           1,615          1,465

Provision for income taxes........................             149             662            270
                                                     -------------   -------------  -------------
      Net income .................................   $         196   $         953  $       1,195
                                                     =============   =============  =============
Earnings per share
      Basic.......................................   $        0.06   $        0.30  $        0.38
                                                     -------------   -------------  -------------
      Diluted.....................................   $        0.06   $        0.29  $        0.37
                                                     -------------   -------------  -------------
Basic weighted average number of common
       shares.....................................       3,215,666       3,192,797      3,168,037
                                                     -------------   -------------  -------------
Diluted weighted average number of common
      shares......................................       3,328,213       3,231,706      3,210,407
                                                     =============   =============  =============


          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.
                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                          Additional                                      Total
                                            Common          Paid-in      Retained         Treasury     Stockholders'
                                                            Capital      Earnings          Stock          Equity
                                            ------          -------      --------          -----          ------
Balance, June 30, 1995................   $      32      $    2,917      $      894     $      (73)     $   3,770

Net income ...........................         --              --            1,195            --           1,195

Exercise of options...................         --               11             --             --              11
                                         ---------      ----------      ----------     ----------      ---------

Balance, June 30, 1996................   $      32      $    2,928      $    2,089     $      (73)     $   4,976

Net income............................         --              --              953            --             953

Warrants issued.......................         --               44             --             --              44

Stock issued..........................         --              100             --             --             100

Exercise of options...................         --               28             --             --              28
                                         ---------      ----------      ----------     ----------      ---------

Balance, June 30, 1997................   $      32      $    3,100      $    3,042     $      (73)     $   6,101
                                         =========      ==========      ==========     ==========      =========

Net income............................         --               --             196            --             196

Warrants issued.......................         --               --              --            --              --

Stock issued..........................         --               --              --            --              --

Exercise of options...................          1               28              --            --              29
                                         ---------      ----------      ----------     ----------      ---------

Balance, June 30, 1998................   $      33      $    3,128      $    3,238     $      (73)     $   6,326
                                         =========      ==========      ==========     ===========     =========


          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                    Years Ended June 30,
                                                           ----------------------------------------
                                                           1998              1997              1996
                                                           ----              ----             -----
Operating activities:

  Net income .......................................   $      196        $      953       $    1,195

  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:

      Amortization expense..........................           35                 7              --
      Depreciation expense..........................          117               132              108
      Warrants issued...............................           --                44              --
      Provision for uncollectible accounts..........          353              (196)           1,269
      Amortization of deferred income...............           --               (72)            (126)
      Provision for deferred income taxes...........          151               172              195

      Increase (decrease) from changes in:

      Accounts receivable...........................         (809)           (1,104)          (2,835)
      Accounts receivable from affiliates...........         (137)              (88)             (83)
      Inventories...................................          202                (8)            (192)
      Prepaid expenses and other current assets.....          200              (160)             307
      Receivables from affiliates, non-current......         (698)             (678)             (412)
      Other assets..................................          (17)              (31)             (40)
      Taxes payable.................................         (255)              374              --
      Accounts payable..............................          769             1,509              437
      Accrued payroll and related expenses..........          (64)               96               (4)
      Other current liabilities.....................          (75)             (802)             404
                                                       ----------        -----------      ----------

  Net cash provided by (used in) operating
      activities....................................          (32)              148              223
                                                       -----------       ----------       ----------

Investing activities:

  Expenditures for property and equipment...........         (243)              (69)             (19)
  Acquisition of Universal Home Infusion............           --              (190)              --
                                                       -----------       ----------       ----------

  Net cash used in investing activities.............         (243)             (259)             (19)

Financing activities:
  Payment of capital lease obligation...............         (103)              (96)             (70)
  Exercise of options...............................           29                28               11
                                                       ----------        ----------       ----------
      Net cash used in financing activities.........          (74)              (68)             (59)
                                                       ----------        ----------       ----------

Net increase (decrease) in cash and cash
  equivalents.......................................         (349)             (179)             145

Cash and cash equivalents, beginning of
  the year..........................................          512               691              546
                                                       ----------        ----------       ----------

Cash and cash equivalents, end of the year..........    $      163       $      512        $     691
                                                        ----------       ----------        ---------

                            (Continued on next page)

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)

                         (Continued from previous page)

                                                                     Years Ended June 30,
                                                                -----------------------------
                                                            1998             1997             1996
                                                        ----------        ---------         --------
Supplemental disclosures of cash flow data:

  Income taxes paid..................................   $      154        $     110         $      7
                                                        ==========        =========         ========

Non cash investing and financing activity:

  Property and equipment obtained under
      capital lease obligation.......................   $       --        $      --         $    223
                                                        ==========        =========         ========

Stock issued in connection with Acquisition..........   $       --        $     100         $     --
                                                        ==========        =========         ========


          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

1.    The Company

      Infu-Tech, Inc. (the "Company") is a provider of clinical services and products to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to residents in long-term care facilities. The Company is 58% owned by Kuala Healthcare, Inc. ("KUAL"), formerly Continental Health Affiliates, Inc., a public company. The minority 42% of the Company's equity is publicly traded.

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

      Revenue Recognition

      Revenue is reported at the net amounts estimated to be realized from patients, third party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 25% (1998), 24% (1997), and 25% (1996) of total revenues were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations. Certain of the Company's revenues are earned based upon fixed monthly payments for each member of a particular health plan. The Company monitors its costs for services provided under this agreement to insure that they are appropriately matched with the revenues earned.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

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

      Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective for both interim and annual periods ending after December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter.

      Basic and diluted earnings per share is based on the net income for the relevant period divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted earnings per share calculation, the exercise or conversion of all dilutive potential common shares is included, for the years ended June 30, 1998, 1997 and 1996. As of June 30, 1998, the Company had 3,328,213 dilutive potential common shares outstanding.

      Employee Stock Options

      The Company accounts for its stock option plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees and Related Interpretations." Effective July 1, 1996 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 123 (SFAS
      123), "Accounting for Stock Based Compensation." Accordingly, the Company has elected to provide pro forma disclosures as required by SFAS 123.

      Treasury Stock

      Shares of common stock held in treasury are accounted for at cost.

      Reclassifications

      Certain amounts in the prior years financial statements have been reclassified to conform to the 1998 presentation.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

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

4.    Stockholders' Equity

      On December 31, 1992, the Company completed an initial public offering of its common stock at issue price of $6. per share. The Company sold 600,000 newly issued shares and received net proceeds of $2,923. The excess of net proceeds received over the par value of the newly issued shares was credited to additional paid-in capital. KUAL, which owned 100% of the outstanding common stock of the Company prior to the offering, sold 730,000 shares which reduced its ownership of the Company to 59%. In connection with the initial public offering, the representative of the underwriters was issued warrants to purchase up to 60,000 shares of the Company's common stock at 125% of the initial public offering price, for a period of five years.

      In June 1994, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock in the open market. Through June 30, 1998, the Company had purchased 39,300 of its common shares at an aggregate cost of $73.

      During the fiscal year ended June 30, 1997, 125,000 warrants were issued to financial consultants to the Company. The cost of the warrants in 1997 has been calculated at $44 and charged to expense. 100,000 of the warrants are two year warrants, with 33,334 shares at an exercise price of $3.50, 33,334 shares at an exercise price of $4.50, and 33,333 shares with an exercise price of $5.00. The remaining 25,000 two year warrants have an exercise price of $6.96.

      In connection with the acquisition of Universal Home Infusion, the Company issued 24,000 shares during fiscal 1997.

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

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

      Stock option transactions for the years ended June 30, 1998, 1997 and 1996 are summarized as follows:

                                                                                       Weighted average
                                                                       Number            Option Price
                                                                     of shares            Per Share
                                                                     ---------         ----------------
         Outstanding, June 30, 1995 . . . . . . . . . . . . . . . . .   178,250             $4.57

         Granted                                                         60,100             $2.60
         Cancelled                                                      (17,300)            $2.64
         Exercised                                                      (12,750)            $1.21
                                                                     ----------
         Outstanding, June 30, 1996 . . . . . . . . . . . . . . . . .   208,300             $4.37

         Granted                                                        461,744             $4.16
         Cancelled                                                      (41,400)            $4.71
         Exercised                                                      (10,750)            $2.46
                                                                     ----------
         Outstanding, June 30, 1997 . . . . . . . . . . . . . . . . .   617,894             $4.24

         Granted                                                        213,500             $5.23
         Cancelled                                                      (77,800)            $3.92
         Exercised                                                       (8,900)            $3.27
                                                                    ------------
         Outstanding, June 30, 1998 . . . . . . . . . . . . . . . . .   744,694             $4.59
                                                                    ============


       Options to purchase 136,562 shares were available for grant at June 30, 1998 under the 1996 Plan.

       The following table summarizes information about stock options outstanding at June 30, 1998:

                                Number            Weighted              Weighted         Number          Weighted
           Range of          Outstanding      Average Remaining         Average     Exercisable at       Average
       Exercise Prices        at 6/30/98   Contractual Life Years   Exercise Price      6/30/98      Exercise Price
       ---------------       -----------   ----------------------   --------------  --------------   --------------
       $1.00 - $3.13             56,450              7.2                  $2.38           56,450            $2.38
       $3.38 - $4.13            138,576              8.8                  $3.69          113,076            $4.51
           $4.25                200,000              8.6                  $4.25          200,000            $4.25
       $4.50 - $5.88            193,668              9.5                  $5.10          178,668            $5.53
       $6.00 - $7.00            156,000              7.0                  $6.25          110,000            $8.86
                            -----------         --------              ---------      -----------        ---------
                                744,694              8.5                  $4.65          658,194            $5.25
                            ===========         ========              =========      ===========        =========

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

       The Company has computed, the pro forma weighted average fair value per option granted under the stock option plan to be $4.11, $3.41 and $2.10 for 1998, 1997 and 1996 respectively. The computations were made using the Black-Scholes model, as prescribed by SFAS No. 123, with the following weighted average assumptions for grants as follows:

                                                                   Years Ended June 30,
                                                          -----------------------------------------
                                                          1998             1997                1996
                                                          -----------------------------------------
          Risk-free interest rate...................      4.2%              4.9%               5.1%
          Expected dividend yield...................        0%                0%                 0%
          Expected term until exercise (years).....       8.2               8.5                5.4
          Expected volatility.......................    60.79%            68.61%             84.68%



        If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                                                   Years Ended June 30,
                                                          -----------------------------------------
                                                          1998             1997                1996
                                                          -----------------------------------------


          Net Income:
             As reported............................      $      196         $     953      $ 1,195
             Pro forma..............................            (265)              277        1,121


          Net Income per share:
             Basic as reported......................      $      .06         $     .30      $   .38
             Basic pro forma........................            (.08)              .09          .35

          Net Income per share:
              Diluted as reported. . . . . . . . . . .    $      .06         $     .29      $   .37
              Diluted pro forma. . . . . . . . . . . .          (.09)              .09      .35


       The pro forma effects on net income may not be representative of future years since compensation costs are primarily attributed to the year of grant as vesting is within one year.

5.     Commitments and Contingencies

       Operating Lease Commitments

       The Company is obligated under various operating leases for facilities and equipment with initial terms expiring at various dates through 2002. The leases generally require the Company to pay all costs of maintaining the leased properties.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

       The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1998:

          Year ending
            June 30,                       Facilities    Equipment    Total
          -----------                      ----------    ---------    -----
            1999...........................       379         58       437
            2000...........................       102         43       145
            2001...........................        86         16       102
            2002...........................         7          3        10
                                           ----------    -------     -----
                                           $      574    $   120     $ 694
                                           ==========    =======     =====

       Rent expense was $425, $550 and $441 in 1998, 1997 and 1996, respectively.

       Employment Commitments

       The Company has an employment agreement with its Chairman of the Board, who is also Chairman of the Board and President of KUAL, through July 2000. He renders part-time services to the Company for a salary of $150 per year. Pursuant to this employment agreement, a bonus provision exists which is based upon an increase in the market capitalization of the Company exceeding the 1995 base year. As of June 30, 1998, a bonus payable of $108 has been accrued related to this provision. No amount was earned in the prior periods.

       Contingencies

       There is no significant litigation pending against the Company, nor is the Company aware of any threatened litigation, which may have a material adverse affect upon the Company.

       Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10,000 which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1998.

6.     Transactions with Affiliates

       The Company provides nutritional and other supplies and infusion therapy services to nursing homes owned or managed by KUAL and derived revenues from sales to those nursing homes of $437 in 1998, $564 in 1997 and $524 in 1996. Included in accounts receivable from affiliates are amounts due from nursing homes owned or managed by KUAL of $437 and $300 at June 30, 1998, and 1997, respectively.

       Included in personnel costs in 1998, 1997 and 1996, respectively, are charges of $332, $746 and $867 from subsidiaries of KUAL for contracted nursing services.

       A management and non-competition agreement (the "Agreement") between the Company and KUAL extended to September 30, 2000 prohibits the Company from lending money to (or borrowing money from) KUAL.

       Pursuant to the Agreement, KUAL provides services to the Company, which includes, among others,

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

       the services of KUAL's senior executive management. A management fee equal to 1.6% of revenues is charged by KUAL to the Company for these services. The Company estimates that had it provided such services for itself, its costs would have been at least that amount.

       In 1997 and 1996 the Company was charged $27 and $14, respectively, by a corporation owned by the Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

       Included in selling, general and administrative expenses in 1996 is rent expense of $116 for office space leased from an entity then owned by principal stockholders of KUAL, one of whom is the Company's Chairman of the Board.

       Included in receivables from affiliates non-current are $2,189 and $1,491, in 1998 and 1997, respectively, that arose from the sales of nutritional and other products and services to other wholly owned subsidiaries of KUAL. These receivables are results of the Company engaging in bulk purchases for discount and are expected to be paid in the near future.

7.     Income Taxes

       Through December 31, 1992, the Company was included in the consolidated Federal income tax return of KUAL. Income taxes were computed on a separate return basis. Pursuant to a tax sharing arrangement between the Company and KUAL, the Company's income tax provision payable to KUAL was calculated as if the Company filed its own Federal income tax return, except that in computing the Company's tax liability, the Company did not take into account the effects of timing differences.

       Commencing in 1993, the Company began filing its own Federal income tax return.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

       The provision (benefit) for income taxes consists of the following:

                                                                    Years Ended June 30,
                                                              1998          1997             1996
                                                              ----          ----             ----
          Current

                  Federal..............................   $       --     $       386    $       70
                  State................................           --              90             5
                                                          -----------    -----------    ----------

          Deferred:
                  Federal..............................          124             143           165
                  State................................           25              29            30
                  Other................................           --             --             --
                                                          -----------    -----------    ----------
                                                                 149             172           195
                                                          -----------    -----------    ----------
                                                          $      149     $       662    $      270
                                                          ===========    ===========    ==========


       The following table reconciles the Federal income tax provision computed at statutory Federal income tax rates to the total provision (benefit) for income taxes shown above:

                                                                    Years Ended June 30,
                                                              1998          1997             1996
                                                              ----          ----             ----
          Federal income tax provision
              (benefit) at statutory rate...............          117      $     550      $    498
          State income tax provision,
              net of Federal income tax
              benefit       ..............................         25            112            88
          Increase (decrease) in valuation
              allowance...................................         --             --          (316)
          Other - net.....................................          7             --            --
                                                              -------      ---------      --------
                                                              $   149      $     662      $    270
                                                              =======      =========      ========

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:

                                                                            June 30,
                                                                      1998           1997
                                                                      ----           ----
          Net deferred income tax assets:
              Allowances for uncollectible accounts
                receivable.....................................   $     647       $    818
              Net operating tax loss carryforwards.............          94             --
              Compensated absences, principally due
                to accrual for financial purposes..............          37             46
              Deferred income..................................          --             --
              Other - net   ...................................          38            103
                                                                  ---------       --------

              Sub-total     ...................................         816            967

              Valuation allowance..............................        (265)          (265)
                                                                  ----------      --------

              Net deferred income tax assets...................   $     551       $    702
                                                                  =========       ========


8.        Distribution Agreement

          In November 1994, the Company entered into a distribution agreement with a drug manufacturer under which the Company provides a specific home infusion therapy utilizing the manufacturer's drug. This agreement was renewed in January 1998 for another year. Under this agreement, accounts payable to the drug manufacturer ($1,210 at June 30, 1998) are secured by the Company's inventories of the drug ($118 at June 30, 1998) and related Accounts Receivable ($1,121 at June 30,
          1998).

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

          At June 30, 1998, the Company had gross receivables from the Federal Government (Medicare) of approximately $2,725.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1998, 1997 and 1996

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

          The carrying amounts of cash and cash equivalents, accounts receivable, amounts due from affiliates, accounts payable and accrued expenses are reasonable estimates of their fair values.

                                                                     Schedule II

                                 INFU-TECH, INC.

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
                          June 30, 1998, 1997 and 1996

    Column A                Column B                      Column C                  Column D              Column E
    --------                --------                      --------                  --------              --------
                                                         Additions
                                                ------------------------
                            Balance at          Charged to                                                Balance
                            beginning           cost and                                                   at end
   Description              of period           expenses           Other         Deductions (a)          of period
   -----------              ----------          ----------         -----         -------------           ---------
Allowance for
  uncollectible
  accounts:

  1998......................$   1,995        $       353        $     ---         $      770         $     1,578
                                =====             ======         ========            =======               =====

  1997......................$   2,456        $      (196)       $     513         $      778         $     1,995
                                =====             ======          =======             ======               =====

  1996......................$   2,136        $     1,269        $     ---         $      949         $     2,456
                                =====              =====         ========             ======               =====


   (a) Uncollectible accounts charged off during the year, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFU-TECH, INC.

     Date: October 7,1998                By: /s/  JACK ROSEN
                                                        ----------------
                                                           Jack Rosen
                                                      Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

          /s/  Jack Rosen                  Chairman of the Board, Director
-----------------------------------        (Principal Executive Officer)
               Jack Rosen

          /s/ Roy Smolarz                  Executive Vice President (Principal x
-----------------------------------        Officer)
              Roy Smolarz

          /s/ Allison Allen                Principal Accounting Officer
-----------------------------------
              Allison Allen

          /s/  Joseph Rosen                Director
-----------------------------------
               Joseph Rosen

          /s/  Israel Ingberman            Director
-----------------------------------
               Israel Ingberman

          /s/  Joseph M. Giglio            Director
-----------------------------------
               Joseph M. Giglio

          /s/  Carl D. Glickman            Director
-----------------------------------
               Carl D. Glickman

          /s/  Bruce Slovin                Director
-----------------------------------
               Bruce Slovin