Form 10-K405/A
period 1998-06-30
INFU TECH INC
filed 1998-10-30
CIK 890152

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO ___
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 22, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,873,999.

As of September 22, 1998, 3,262,571 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                    PART III

Item 10.          Directors and Executive Officers.

Directors                                                         Served on
                                                                the Board of
                                                                  Directors
              Name                           Age                    Since

           Jack Rosen.......................52......................1988
           Joseph Rosen.....................47......................1988
           Israel Ingberman.................52......................1988
           Joseph Giglio....................57......................1992
           Bruce Slovin.....................62......................1992
           Carl D. Glickman.................72......................1992

         Jack Rosen has served as the chief executive officer (the President, Chairman of the Board or both) and as a Director of the Company since 1992, of Kuala Healthcare, Inc. ("KUAL") since its incorporation in 1981 and of KUAL's subsidiaries from their respective dates of incorporation, the first of which was in 1976. Mr. Rosen is also the President and a Director of CompreMedx Corporation ("CompreMedx"), an 89.1%-owned subsidiary of KUAL. He first became involved in the health care field in September 1971 when he became a director of Garden State Health Care Center of East Orange, New Jersey. He is actively engaged, together with Joseph Rosen and Israel Ingberman, who are officers and directors, and along with Jack Rosen, are the three principal stockholders of the Company (the "Principal Stockholders"), in a variety of enterprises, including real estate development and hotel ownership (the "Rosen-Ingberman Enterprises"). Jack Rosen is the brother of Joseph Rosen.

         Joseph Rosen has served as a Vice President and as a Director of KUAL since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx) from their respective dates of incorporation. He became an Assistant Secretary of the Company in March 1983. He first became involved in the health care field in October 1974 with the organization of Jayber, Inc., which operates a nursing home in West Orange, New Jersey and now is a subsidiary of the Company. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and with Israel Ingberman in nursing home ownership and management ("R-I nursing homes"). He is the brother of Jack Rosen.

         Israel Ingberman has served as Secretary, Treasurer and as a Director of KUAL since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx) from their respective dates of incorporation. He first became involved in the health care field in October 1974 with the organization of Jayber, Inc. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and in the R-I nursing homes with Joseph Rosen.

         Joseph M. Giglio has been a director of KUAL since January 1983. He became a director of the Company in July 1992. Since September 1996, he has been serving as Executive Professor at the Graduate School of Business at Northeastern University. Since December 1993, he has been serving as the Chairman of Apogee Research, Inc., an infrastructure consulting firm. From December 1993 until August 1994, he was the Senior Advisor to the First Southwest Company. From April 1992 to November 1993, he was an Executive Vice President of Smith Barney & Co. And from June 1991 to April 1992, he was a Managing Director of that firm. From January 1990 to June 1991, he was the President of Chase Municipal Securities, Inc., an affiliate of The Chase Manhattan Bank, N.A. From August 1988 through December 1989, Mr. Giglio was a Senior Vice President at Chase Securities, Inc. in the Municipal Finance Division. For more than five years prior to joining Chase, Mr. Giglio was the Senior Managing Director of the Public Finance Department at Bear Stearns & Co., Inc. Mr. Giglio served as Chairman of the National

Council on Public Works Improvement, which released its final report, "Fragile Foundation," in February 1988. Mr. Giglio chaired the U.S. Senate Budget Committee's Private Sector Advisory Panel on Infrastructure Financing. He serves on the board of directors of The Hudson Institute. Mr. Giglio has served as an Associate Professor of Finance at New York University. He is a graduate of Rutgers University, and holds a Master of Public Administration degree from New York University and a Master's degree in Business from Columbia University.

         Carl D. Glickman has been a director of KUAL since August 1989. He became a Director of the Company in July 1992. Since 1953, he has been the president of The Glickman Organization, a real estate ownership and management company. In addition, Mr. Glickman is a director of Bear Stearns Companies, Inc. (an investment banking company), Jerusalem Economic Corporation (an Israeli real estate company), Alliance Tyre and Rubber Co. (an Israeli tire manufacturer), Lexington Corporate Properties, Inc. (a real estate investment trust), and Office Max, Inc. (an office supply retailer).

         Bruce Slovin has been a Director of KUAL since June 1988. He became a Director of the Company in July 1992. Mr. Slovin is a graduate of Harvard Law School and Cornell University. Since 1980, he has been president and a director of MacAndrews & Forbes Group, Inc., an industrial holding company. Since 1985, he has been president and a director of Revlon Group Incorporated, a consumer products holding company. In addition, Mr. Slovin is a director of Andrews Group Incorporated (industrial holding company), M&F Worldwide Corp., (producer of licorice extract and other flavoring agents), and Cantel Industries, Inc. (distributor of medical equipment).

Item 11.          Executive Compensation.

         Executive officers of the Company who are also officers of KUAL, other than Jack Rosen, receive annual compensation from KUAL and receive no annual compensation from the Company. Services of these officers are included in the services provided to the Company by KUAL, for which it receives a management fee.

         The following table sets forth the annual compensation paid by the Company or KUAL (including annual compensation paid by KUAL for services not related to the Company), and the long-term compensation paid by the Company, during the years ended June 30, 1998, 1997 and 1996, to the chief executive officer of the Company and to each of the other executive officers of the Company at that date whose annual salary and bonus from the Company and KUAL during 1997 totalled more than $100,000:

                                                      SUMMARY COMPENSATION TABLE

                                                   Annual Compensation                    Long-Term Compensation
                                                   -------------------                    ----------------------
                                                                                            Awards              Payouts
                                                                                            ------               ------
                                                                        Other
                                                                        Annual     Restricted                              All Other
                                                                       Compen-        Stock      Options/        LTIP      Compen-
    Name and Principal                       Salary         Bonus       sation      Award(s)       SARs        Payouts     sation
        Position(1)             Year          ($)(2)        ($)(2)       ($)           ($)          (#)          ($)         ($)
------------------------------------------------------------------------------------------------------------------------------------
Jack Rosen                      1998        400,000         792,100                              100,000
  Chairman of the Board         1997        368,000         150,000                              200,000
  and Chief Executive           1996        300,000          None        None        None           --           None       None
  Officer


Pritpal Virdee                  1998        155,700           --                                  10,000
  Executive Vice President      1997        137,000          7,000                                10,000
                                1996        130,000           --         None        None          2,500         None       None


(1) Officers devoted 100% of their time to the Company, except Mr. Rosen (who devoted approximately 33% of his time) to the Company. Mr. Rosen assumed the office of President on June 1, 1996.
(2) Since August 1992, Mr. Rosen had been employed part-time by the Company. His annual salary paid by the Company was $100,000 until November 1996 and $150,000 thereafter. The bonus paid by the Company was $108,000 in 1998 and $75,000 in 1997, with the balance paid by KUAL. The remainder of his working time is devoted to his duties as Chairman of KUAL.

Directors' Compensation

         Each director who does not otherwise receive a salary from the Company receives a director's fee of $5,000 per year. Under Infu-Tech's 1996 Stock Option Plan, each member of the committee which awards options to Infu-Tech officers (Joseph Giglio, Carl Glickman and Bruce Slovin) received an option to purchase 10,000 shares when the Plan was adopted and receives an option to purchase 5,000 shares each year after that. During February, 1998, the Compensation Committee approved a grant of stock options to Joseph Rosen and Israel Ingberman to purchase 5,000 shares as of March 31, 1998.

Option Plans

         The following table sets forth certain information with regard to options granted during 1998 to the Company's chief executive officer and its other executive officer whose salary and bonus from the Company and Kuala Healthcare, Inc. ("KUAL") formerly named Continental Health Affiliates, Inc., during 1998 totalled more than $100,000:


                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------
                                                                                         Potential Value at Assumed Annual
                                                                                         Rates of Stock Price Appreciation For
                                     Individual Grants                                                 Option Term
------------------------------------------------------------------------------------------------------------------------------
                                           Percent of Total
                             Number of      Options/SARs
                          Securities under   Granted to
                            option/SARs     Employees in   Exercise of Base
          Name              Granted (#)     Fiscal Year%    Price ($/Sh)    Expiration Date     5% ($)           10% ($)
------------------------------------------------------------------------------------------------------------------------------

Jack Rosen                    100,000          46.8%            5.38            01/26/03       $148,650        $328,450

Pritpal Virdee                  2,500           1.2%            3.00            11/03/07          4,700          11,950
                                7,500           3.5%           6.125            02/02/08         28,900          73,275
------------------------------------------------------------------------------------------------------------------------------

         The following table sets forth certain information with regard to exercises of options and SARs held at June 30, 1998.


                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                          Number of Unexercised  Value of Unexercised in-the-
                                                                         Options/SARs at Fiscal   Money Options/SARs at
                                                                                Year-End*         Fiscal Year End ($)**
                              Shares Acquired on                              Exercisable(E)/         Exercisable(E)/
            Name                 Exercise (#)       Value Realized ($)       Unexercisable(U)         Unexercisable(U)
------------------------------------------------------------------------------------------------------------------------------
Jack Rosen                            --                   --                   230,000(E)                $378,750(E)
                                                                                100,000(U)                  74,500(U)

Pritpal Virdee                        --                   --                    22,500(E)                  50,265(E)
                                                                                  7,500(U)                       0(U)
------------------------------------------------------------------------------------------------------------------------------



*        The Corporation has not granted any SARs.
** Based upon the amount by which the market price of the Company's Common Stock on June 30, 1998 ($6.125 per share) exceeded the exercise price of the options.

Compensation Committee Interlocks and Insider Participation

         During the year-ended June 30, 1998, the Company's Compensation Committee reviewed and approved the compensation of the Chairman of the Board. Compensation of the Company's senior executive officers, other than its Chairman of the Board and Chief Executive Officer, was set by the Chairman of the Board.

         All the members of the Company's Board of Directors are also directors of KUAL. Also, three of the members of the Company's Board of Directors are officers of KUAL. Transactions between the Company and KUAL during the year ended June 30, 1998 were as follows:

         Prior to the initial public offering of the Company's Common Stock, completed on December 31, 1992, all the Company's capital stock was owned by KUAL and the Company was operated as a wholly owned subsidiary of KUAL. This included KUAL's making available to the Company services of KUAL's senior management and financial, accounting, legal and other administrative personnel.

         In connection with the initial public offering of the Company's Common Stock, the Company and KUAL entered into a Management and Non-Competition Agreement under which, until September 30, 1997, (I) KUAL will provide to the Company services of a chief financial officer, a general counsel and other senior executives, other than a chief executive officer (which will be Jack Rosen or another person paid by the Company) and a principal accounting officer (which, if different from the chief financial officer, will be a person paid by the Company), (ii) neither KUAL nor the Company will make any loans to the other of them, (iii) all other transactions between the Company and KUAL will be on terms determined by the Board of Directors of the Company to be no less favorable to the Company than the terms which would be available from unrelated parties, (iv) KUAL will not directly or indirectly engage in the business of providing infusion therapy to patients at home or in nursing homes or similar long term care facilities (other than those owned or operated by KUAL or subsidiaries) and (v) the Company will not directly or indirectly operate nursing homes or similar long term care facilities. The Company pays KUAL a management fee under the agreement equal to 1.6% of the Company's revenues. KUAL's liability for providing services to the Company will be limited to losses resulting from willful malfeasance, bad faith or gross negligence. The Company will indemnify KUAL and its officers, employees and agents, for losses resulting from the provision of services under the agreement, except when there is an adjudication that the loss resulted from the indemnified person's willful misfeasance, bad faith or gross negligence. During 1998 the management fee charged to the Company by KUAL totalled $423,000. On August 8, 1998, the term of the Management and Non-Competition Agreement was extended to September 30, 2000.

         During fiscal 1998, among the nursing homes with which the Company does business were five facilities which were owned or managed by KUAL and two facilities which are owned by companies controlled by KUAL's Principal Stockholders. During 1998, the Company's sales to the nursing homes owned or managed by KUAL totalled $437,000. At June 30, 1998, the Company's accounts receivable from those nursing homes totalled $1,545,000. During 1998, the Company realized revenues of $230,389 or 4.2% of the Company's total contract services revenues, from the sale of products and services to residents of the five nursing homes owned or managed by KUAL and the two nursing homes owned by companies controlled by KUAL's Principal Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

         The following table contains information concerning the ownership of the Company's Common Stock at September 22, 1998 by each person known to the Company to be a beneficial owner of more than 5% of any class of the Company's voting security, by the Company's directors, by each of the executive officers of the Company who is among the five most highly compensated executive officers of the Company in 1998 and by directors and executive officers as a group are as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                        Amount and Nature of
       Title of Class          Name and Address of Beneficial Owner     Beneficial Ownership       Percent of Class
-------------------------------------------------------------------------------------------------------------------
        Common Stock          Kuala Healthcare, Inc.                         1,870,000                    57.3%
                              910 Sylvan Avenue                                 shares
                              Englewood Cliffs, NJ 07632

        Common Stock          Joseph Giglio                                   35,000 (a)                      (b)
                              Executive Professor                               shares
                              Northeastern University
                              Graduate School of Business
                              312 Hayden Hall
                              Boston, MA 02115

        Common Stock          Jack Rosen                                      330,000(a)                  10.1%
                              910 Sylvan Avenue                                 shares
                              Englewood Cliffs, NJ 07632

        Common Stock          Joseph Rosen                                     15,000(a)                      (b)
                              910 Sylvan Avenue                                 shares
                              Englewood Cliffs, NJ 07632

        Common Stock          Israel Ingberman                                 15,000(a)                      (b)
                              910 Sylvan Avenue                                 shares
                              Englewood Cliffs, NJ 07632

        Common Stock          Carl D. Glickman                                35,000 (a)                   1.1%
                              1140 Leader Building                              shares
                              526 Superior Avenue East
                              Cleveland, OH  44114

        Common Stock          Bruce Slovin                                    35,000 (a)                   1.1%
                              35 E. 62nd Street                                 shares
                              New York, NY  10021

        Common Stock          Pritpal Virdee                                  30,000 (a)                      (b)
                              910 Sylvan Avenue                                 shares
                              Englewood, NJ  07632

        Common Stock          All directors and executive                     495,000(a)                  15.2%
                              officers as a group (7 persons)                   shares


----------
(a) Consists entirely of shares which may be purchased on exercise of options which were exercisable within 60 days after September 30, 1998.
(b)      Less than 1%.

         At September 30, 1998 Jack Rosen, who is the chief executive officer and a director of the Company, and Joseph Rosen and Israel Ingberman, who are directors of the Company, beneficially owned 16.8%, 9.1% and 8.5%, respectively, of the outstanding common stock of KUAL. Other directors and executive officers of the Company beneficially owned, in total, an additional 3.8% of the outstanding common stock of KUAL.

         On September 22, 1998 Cede & Co. owned of record 1,367,880 shares of the Company's Common Stock, constituting 41.9% of the outstanding Common Stock. The Company understands those shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.

Item 13.          Certain Relationships and Related Transactions

         Transactions between the Company and its Board of Directors are described under "Compensation Committee Interlocks and Insider Participation."

Filing of Reports

         To the best of the Company's knowledge, no director, executive officer or beneficial owner of more than 10% of the Company's stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, with regard to the year ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INFU-TECH, INC.

Date: October, 1998                                  By: /S/ JACK ROSEN
                                                         -----------------------
                                                             Jack Rosen
                                                     Principal Executive Officer