Form 10-Q
period 1998-09-30
INFU TECH INC
filed 1998-11-24
CIK 890152

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

                                 (201) 567-4600
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes     No  X
                                                        -----  -----

     As of November 16, 1998 the Registrant had outstanding 3,262,571 shares of its $.01 par value Common Stock.

--------------------------------------------------------------------------------

                                 INFU-TECH, INC.

                                      Index

Part I - Financial Information:


                                                                                                  Page
                                                                                                  ----

         Item 1
         ------

         Consolidated Balance Sheets at September 30, 1998 (Unaudited)
           and June 30, 1998......................................................................... 3

         Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1998 and 1997......................................................... 4

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 1998 and 1997......................................................... 5

         Notes to Unaudited Consolidated Financial Statements........................................ 6

         Item 2

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................7 - 8

Part II - Other Information.......................................................................... 9

         Signatures.................................................................................. 10

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)


                                                                                           September 30,    June 30,
                                                                                               1998           1998
                                                                                               ----           ----
                                                                                             (Unaudited)    (Audited)

                                                 ASSETS

Cash and cash equivalents.................................................................    $    188        $   163
Accounts receivable, net of allowances for uncollectible accounts
   of $1,593 and $1,578...................................................................       6,784          6,530
Accounts receivable from affiliates.......................................................         410            437
Inventories ..............................................................................       1,057          1,452
Deferred income taxes.....................................................................         551            551
Prepaid expenses and other current assets.................................................         348            165
                                                                                              --------       --------
       Total current assets...............................................................       9,338          9,298

Property and equipment, at cost, net of accumulated depreciation
   of $588 and $566.......................................................................         348            370
Goodwill, net ............................................................................         121            125
Receivable from affiliates, non-current...................................................       2,250          2,189
Other assets..............................................................................         115            140
                                                                                              --------       --------

       Total assets.......................................................................    $ 12,172       $ 12,122
                                                                                              ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable..........................................................................    $  4,725       $  5,057
Accrued payroll and related expenses......................................................         766            435
Income taxes payable......................................................................         199            194
Other current liabilities.................................................................         148            110
                                                                                              --------       --------

       Total current liabilities..........................................................       5,838          5,796

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,262,571 issued............          33             33
   Additional paid-in capital.............................................................       3,128          3,128
   Retained earnings......................................................................       3,246          3,238
   Treasury stock, at cost; 39,300 shares.................................................         (73)           (73)
                                                                                              --------       --------

       Total stockholders' equity.........................................................       6,334          6,326
                                                                                              --------       --------

       Total liabilities and stockholders' equity.........................................    $ 12,172       $ 12,122
                                                                                              ========       ========

           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                                         Three Months Ended September 30,
                                                                                         --------------------------------
                                                                                              1998             1997
                                                                                              ----             ----
                                                                                                    (Unaudited)
Revenues...........................................................................    $     5,725        $    6,724
                                                                                       -----------        ----------

Costs and expenses:
     Medical and nutritional product...............................................          3,255             3,571
     Personnel.....................................................................          1,574             1,788
     Selling, general and administrative...........................................            738               911
     Provision for uncollectible accounts..........................................             77                71
     Management fees to majority shareholder ......................................             92               108
     Depreciation and amortization.................................................             26                25
     Other (income), net...........................................................            (50)              (22)
                                                                                       -----------        ----------
                                                                                             5,712             6,452

Income before income taxes.........................................................             13               272

Provision for income taxes.........................................................              5               112
                                                                                       -----------        ----------

     Net  income ..................................................................    $         8        $      160
                                                                                       ===========        ==========

Earnings per share:
   Basic...........................................................................    $      0.00        $     0.05
                                                                                       ===========        ==========
   Diluted.........................................................................    $      0.00        $     0.05
                                                                                       ===========        ==========

Basic weighted average number of common shares.....................................      3,262,571         3,212,150
                                                                                       ===========        ==========

Diluted weighted average number of common shares...................................      3,298,600         3,241,477
                                                                                       ===========        ==========

               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)


                                                                                            Three Months Ended September 30,
                                                                                        ---------------------------------------
                                                                                              1998              1997
                                                                                              ----              ----
                                                                                                   (Unaudited)
Operating activities:
   Net income ......................................................................       $    8          $   160

   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation expense.......................................................           22               22
         Amortization of goodwill...................................................            4               3
         Provision for uncollectible accounts.......................................           77               71
         Increase (decrease) in cash due to changes in:
           Accounts receivable......................................................         (331)            (281)
           Accounts receivable from affiliates .....................................           27             (103)
           Inventories..............................................................          395              (21)
           Prepaid expenses and other current assets................................         (183)              30
           Receivables from affiliates, non current.................................          (61)             --
           Other assets.............................................................           25             (135)
           Taxes payable............................................................            5                8
           Accounts payable.........................................................         (332)             247
           Accrued payroll and related..............................................          331              (87)
           Other current liabilities................................................           58              (95)
                                                                                           ------          -------

       Net cash provided by (used in) operating activities..........................           45             (181)
                                                                                           ------          -------

Investing activities -
   Expenditures for property and equipment..........................................           --             (103)

       Net cash used in investing activities........................................           --             (103)

Financing activities -
   Payment of capital lease obligations.............................................          (20)             (31)
                                                                                           ------          -------

       Net cash used in financing activities........................................          (20)             (31)

Net increase (decrease) in cash and cash equivalents................................           25             (315)

Cash and cash equivalents, beginning of period......................................          163              512
                                                                                           ------          -------

Cash and cash equivalents, end of period............................................       $  188          $   197
                                                                                           ======          =======

Supplemental disclosure of cash flow data:

   Income taxes paid................................................................       $   --          $   105

           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   The Company
     -----------

     Infu-Tech, Inc. (the "Company") is a provider of clinical services and products to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to patients in long-term care facilities. The Company is 58% owned by Kuala Healthcare, Inc. ("KUAL"), a public company. The minority 42% of the Company's equity is publicly traded.

     The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including changes in Medicare and Medicaid reimbursement rates.

2.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

RESULTS OF OPERATIONS

Three Months ended September 30,1998 Compared with Three Months Ended September 30, 1997

Revenues in the quarter ended September 30, 1998 decreased 14.9%, or approximately $1 million, to $5.7, from $6.7 million in 1997, primarily due to the loss of patients on Immunoglobulin products because of a national shortage of these drugs, exiting unprofitable managed care contracts, and decreased revenues from the Contract Services Division due to increased competition for Medicare Part B services from nursing homes doing their own billing.

Medical and nutritional product costs were 56.9% of revenues in 1998, compared to 53.1% in 1997, reflecting higher drug costs and margin reductions from increasingly operating in a managed care environment.

Personnel costs in the 1998 quarter decreased 12.0%, or approximately $.2 million, to $1.6 million from $1.8 million in 1997, primarily due to a reduction of personnel in branch and corporate operations.

Selling, general and administrative expenses in the 1998 quarter decreased by 18.9%, or approximately $.2 million, to $.7 million, from $.9 million in 1997. The decrease is largely due to increased operating efficiencies in the 1998 period and non-recurring investment costs in the 1997 period..

Management fees to KUAL are 1.6% of revenues.

The net income in 1998 was $8,000 or $ .00 cents per share compared to net income in 1997 of $160,000 or $.05 cents per share. The decrease is primarily attributable to the decrease in revenues and, as a percentage of revenues, increased cost of medical and nutritional products sold.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had total assets of $12.2 million, working capital of $3.5 million and a net worth of $6.3 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories. The collection of accounts receivable is adversely affected by sporadic slow payments from Medicare and continued slow payments from managed care companies.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by KUAL. The Company's sales to those nursing homes totalled approximately $81,000 for the three month period ended September 30, 1998. At September 30, 1998, the Company's net accounts receivable from those nursing homes totalled approximately $1.5 million.

The Company is focusing its effort on enhancing cash collections to improve its cash flow. As the Company has no borrowings, management believes that the Company is in a favorable position to secure financing, if needed. Based upon preliminary informal discussions with potential lenders, the company believes that it would be able to secure adequate financing to cover its cash requirements for the foreseeable future.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year 2000 Compliance

Infu-Tech has developed a task force to research a solution to the need for Year 2000 System Compliance. To date the Infu-Tech task force has identified the programs that will be effected by the Year 2000 System Compliance issue and the procedures that are required to make these programs Year 2000 compliant..

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

As with any implementation of a new computer system, there are risks such as delays in down loading existing files, software that might require debugging, upgrading or training difficulties.

Should it not be feasible to make its current systems Year 2000 compliant, Infu-Tech will upgrade its hardware and software as previously discussed.

It is expected that a final decision will be made on the Year 2000 System Compliance by the first quarter of calendar 1999.

                                 INFU-TECH, INC.

Part II - Other Information

           Item 1.      Legal Proceedings
                        -----------------

                        Presently, there are no pending material legal proceedings other than as reported in the Company's Form 10-K for the year ended June 30, 1998.

         Item 2.        Changes in Securities
                        ---------------------
                        None

         Item 3.        Defaults Upon Senior Securities
                        -------------------------------
                        None

         Item 4.        Submission of Matters to Vote of Security Holders
                        -------------------------------------------------
                        None

         Item 5.        Other Information
                        -----------------
                        None

         Item 6.        Exhibits and Reports on Form 8-K
                        --------------------------------
                        None

                                 INFU-TECH, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Infu-Tech, Inc.

Date: November 23, 1998                         By: /S/ JACK ROSEN
      --------------------------                ---------------------------
                                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 23, 1998                        By: /S/  JACK ROSEN
      --------------------------                ---------------------------
                                                Jack Rosen
                                                Principal Executive Officer

Date:  November 23, 1998                        By: /S/  EDWARD J. HALAS
      --------------------------                ---------------------------
                                                Edward J. Halas
                                                Principal Financial Officer