Form 10-Q
period 1998-12-31
INFU TECH INC
filed 1999-02-22
CIK 890152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1998

                         Commission File Number 0-21006

                                 INFU-TECH, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-3127689
 (State of other jurisdiction            (I.R.S. Employer Identification Number)
incorporation or organization)

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

     As of February 5, 1999 the Registrant had outstanding 3,262,571 shares of its $.01 par value Common Stock.

                                 INFU-TECH, INC.

                                      Index

Part I  -  Financial Information:

                                                                                                       Page
                                                                                                       ----

          Item 1

          Consolidated Balance Sheets at December 31, 1998 (Unaudited)
            and June 30, 1998.........................................................................  3

          Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 1998 and 1997..........................................................  4

          Consolidated Statements of Operations (Unaudited) for the six months ended December 31, 1998 and 1997..........................................................  5

          Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 1998 and 1997..........................................................  6

          Notes to Unaudited Consolidated Financial Statements........................................  7 - 8

          Item 2

          Management's Discussion and Analysis of Financial Condition and

            Results of Operations.....................................................................  9 - 10

Part II - Other Information........................................................................... 11

          Signatures.................................................................................. 12

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                                       December 31,     June 30,
                                                                                          1998           1998
                                                                                          ----           ----
                                                                                       (Unaudited)     (Audited)

                                     ASSETS

Cash and cash equivalents ........................................................      $     56       $    163
Accounts receivable, net of allowances for uncollectible accounts
   of $1,529 and $1,578 ..........................................................         8,806          6,530
Accounts receivable from related parties .........................................             5            437
Inventories ......................................................................         1,070          1,452
Deferred income taxes ............................................................           551            551
Prepaid expenses and other current assets ........................................           431            165
                                                                                        --------       --------

       Total current assets ......................................................        10,919          9,298

Property and equipment, at cost, net of accumulated depreciation
   of $611 and $566 ..............................................................           334            370
Goodwill, net ....................................................................           117            125
Receivable from affiliates non-current (net of allowance for uncollectible amounts
   of $58 and $0) ................................................................         2,504          2,189
Other assets .....................................................................           116            140
                                                                                        --------       --------

       Total assets ..............................................................      $ 13,990       $ 12,122
                                                                                        ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .................................................................      $  6,882       $  5,057
Accrued payroll and related expenses .............................................           478            435
Income taxes payable .............................................................           259            194
Other current liabilities ........................................................          --              110
                                                                                        --------       --------

       Total current liabilities .................................................         7,619          5,796

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,262,571 issued ...            33             33
   Additional paid-in capital ....................................................         3,128          3,128
   Retained earnings .............................................................         3,283          3,238
   Treasury stock, at cost; 39,300 shares ........................................           (73)           (73)
                                                                                        --------       --------

       Total stockholders' equity ................................................         6,371          6,326
                                                                                        --------       --------

Commitments and contingencies

       Total liabilities and stockholders' equity ................................      $ 13,990       $ 12,122
                                                                                        ========       ========




           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)



                                                 Three Months Ended December 31,
                                                      1998            1997
                                                      ----            ----
                                                          (Unaudited)

Revenues .......................................   $    6,563      $    6,978
                                                   ----------      ----------

Costs and expenses:

     Medical and nutritional product ...........        4,077           3,730
     Personnel .................................        1,400           1,764
     Selling, general and administrative .......          676             900
     Provision for uncollectible accounts ......          112              99
     Management fees to majority shareholder ...          105             112
     Depreciation and amortization .............           26              31
     Other expense (income), net ...............           45              60
                                                   ----------      ----------
                                                        6,441           6,696

Income before income taxes .....................          122             282

Provision for income taxes .....................           85             115
                                                   ----------      ----------

     Net income ................................   $       37      $      167
                                                   ==========      ==========





Earnings per Share:

       Basic ...................................          .01             .05
       Diluted .................................          .01             .05

Basic weighted average number of common shares .    3,262,571       3,212,764

Diluted weighted average number of common shares    3,280,571       3,288,410






               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)



                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                        1998           1997
                                                        ----           ----
                                                            (Unaudited)

Revenues .......................................    $    12,288     $    13,702
                                                    -----------     -----------

Costs and expenses:
     Medical and nutritional product ...........          7,332           7,301
     Personnel .................................          2,974           3,552
     Selling, general and administrative .......          1,414           1,811
     Provision for uncollectible accounts ......            189             170
     Management fees to majority shareholder ...            196             220
   Depreciation and amortization ...............             52              56
     Other expense (income), net ...............             (4)             38
                                                    -----------     -----------
                                                         12,153          13,148
                                                    -----------     -----------

Income before income taxes .....................            135             554

Provision for income taxes .....................             90             227
                                                    -----------     -----------

     Net income ................................    $        45     $       327
                                                    ===========     ===========





Earnings per share:

     Basic .....................................            .01             .10
     Diluted ...................................            .01             .10

Basic weighted average number of common shares .      3,262,571       3,212,764

Diluted weighted average number of common shares      3,271,571       3,254,458





               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                                                        Six Months Ended December 31,
                                                                                        -----------------------------
                                                                                            1998           1997
                                                                                            ----           ----
                                                                                                (Unaudited)

Operating activities:
   Net income .......................................................................      $    45       $   327

   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation expense .......................................................           44            49
         Amortization of goodwill ...................................................            8             7
         Provision for uncollectible accounts .......................................          189           170
         Increase (decrease) in cash due to changes in:
           Accounts receivable ......................................................       (2,473)         (599)
           Accounts receivable from affiliates ......................................          117           (95)
           Inventories ..............................................................          382           109
           Prepaid expenses and other current assets ................................         (266)         (145)
           Other assets .............................................................           24           155
           Taxes payable ............................................................           65           (26)
           Accounts payable .........................................................        1,825          (133)
           Accrued payroll and related ..............................................           43            74
           Other current liabilities ................................................          (75)          (82)
                                                                                           -------       -------

       Net cash (used in) provided by operating activities ..........................          (72)         (189)
                                                                                           -------       -------

Investing activities:
   Expenditures for property and equipment ..........................................           (8)         (167)
                                                                                           -------       -------

       Net cash used in investing activities ........................................           (8)         (167)

Financing activities:
   Exercise of options ..............................................................         --               7
   Payment of capital lease obligations .............................................          (27)          (61)
                                                                                           -------       -------

       Net cash used in financing activities ........................................          (27)          (54)

Net increase (decrease) in cash and cash equivalents ................................         (107)         (410)

Cash and cash equivalents, beginning of period ......................................          163           512
                                                                                           -------       -------

Cash and cash equivalents, end of period ............................................      $    56       $   102
                                                                                           =======       =======


Supplemental disclosure of cash flow data:

   Income taxes paid................................................................$         --         $   153




           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   The Company

     Infu-Tech, Inc. (the "Company") is a provider of clinical services and products to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to patients in long- term care facilities. The Company is 57% owned by Kuala Healthcare, Inc. ("KUAL") formerly Continental Health Affiliates, Inc. ("CHA"), a NASDAQ public company. The minority 43% of the Company's equity is publicly traded.

     The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 1998.

                                 INFU-TECH, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

RESULTS OF OPERATIONS

Three Months ended December 31, 1998 Compared with Three Months Ended December 31, 1997

Total revenues decreased by $415,000, or 6%, from $6,978,000 to $6,563,000. This decrease in revenues is significantly attributed to the exiting of certain non-profitable managed care contracts.

Cost of medical and nutritional products sold to patients and other customers increased $347,000 or 9%, from $3,730,000 in 1997 to $4,077,000 in 1998. As a percentage of total revenues, medical and nutritional product costs were 62% in 1998 as compared to 53% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Ceredase and Synagis (however which are high priced products with gross margins which are less than the Company average), and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $364,000 or 21% from $1,764,000 in 1997 to $1,400,000 in the 1998 period, primarily due to a reduction of personnel in branch and corporate operations.

Selling, general and administrative expenses decreased by $224,000, or 25% from $900,000 in 1997 to $676,000 in 1998. The decrease is attributable to increased operating efficiencies in the 1998 period and the closing of the Florida operations.

The provision for uncollectible accounts was 1.7 % of revenues in the period 1998 and 1.4 % of revenues in 1997.

Management fees to Kuala Healthcare, Inc., ("KUAL") were $105,000 in 1998 and $112,000 in 1997 which were 1.6% of revenues in both years.

The net income in 1998 was $37,000 or $.01 cents per share compared to net income in 1997 of $167,000 or $.05 cents per share. The decrease is primarily attributed to the decrease in revenue and increased cost of medical and nutritional products sold. Income before taxes for the quarter ended December 31, 1998 was $122,000 compared to $282,000 for the comparable prior period. The quarter ended December 31, 1998 included $115,000 in sales revenue and income resulting from nursing activities which took place during the first quarter.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months ended December 31,1998 Compared with Six Months Ended December 31,
1997

Total revenues decreased by $1,414,000, or 11%, from $13,702,000 in 1997 to $1,228,800 in 1998, primarily due to a decrease in the contract service division revenues, exiting non profitable contracts and offset by increases in Synagis and Ceredase sales..

Costs of medical and nutritional products sold to patients and other customers remained the same for both the periods. As a percentage of total revenues, medical and nutritional product costs increased from 53% in 1997 to 60% in 1998. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Cerezyme and Synagis.

Total personnel costs decreased by $570,000, or 16% from $3,552,000 in 1997 to $2,974,000 in 1998, primarily due to efficiencies in the nursing and pharmacy operations.

Selling, general and administrative expenses decreased by $397,000, or 22% from $1,811,000 in 1997 to $1,414,000 in 1998. The decrease is largely attributable to increased operating efficiencies in the period.

The provision for uncollectible accounts was 1.5% of revenues in 1998 and 1.2% of revenues in 1997.

Management fees to Kuala Healthcare, Inc. ("KUAL") were 1.6% of revenues in both periods.

Depreciation expense decreased from $49,000 in 1997 to $44,000 in 1998 due to property and equipment retirements. Amortization expense of $8,000 was recognized during the current year.

Other income of $4,000 in 1998 was offset by an expense of $85,000 associated with the assessment of Federal and State tax penalties and related interest. The Company has filed appeals in this regard.

There remain outstanding Federal and State income tax returns for previous years which are presently being completed. The Company believes that no additional Federal taxes are due. The Company has other state tax liabilities and claims presently outstanding.

Other expense net of $38,000 in 1997 consisted of prior period consulting charges and interest expense offset by write offs of accounts payable.

The net income for the 1998 period in 1998 was $45,000, or $.01 per share compared to a net income in the 1997 period of $327,000 or $.10 per share. Income before taxes for the six months ending December 31, 1998 was $135,000 compared to $554,000 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had total assets of $14 million, working capital of $3.3 million and a net worth of $6.4 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. Prior to December 31, 1998 the Company had no borrowings and its primary capital requirements have been for investment in working capital, principally accounts receivable and inventories. However, on December 31, 1998, the Company closed on an Accounts Receivable Financing, providing for borrowing by

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the Company and its subsidiaries on a continuing and revolving basis, secured by eligible accounts receivable, in an amount not to exceed $1,500,000.

At December 31, 1998, the balance in net accounts receivable for Infu-Tech was 35 % higher than the balance at June 30, 1998 attributed to higher revenues. Infu-Tech's net accounts receivable has increased from 102 days sales at June 30, 1998 to 137 days sales at December 31, 1998. Accounts receivable increased from the previous quarter and June 30th due to increased sales of the specialty pharmaceuticals Synagis and Cerezyme in the last two months of the current quarter. Accounts receivable also increased because of slowed payments from Medicare and managed care.

Accounts payable increased attributable significantly to increased sales of approximately $1.1 million in the last two months of the current quarter for Synagis and Cerezyme. These products are higher cost and carry more favorable payment terms.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by Kuala Healthcare, Inc . Through December 31, 1998, the Company's sales to those nursing homes totaled approximately $130,000 for the six month period. During the quarter ended December 31, 1998, the Company has made those sales on a C.O.D. basis. Furthermore, the Company has reclassified to noncurrent a portion of existing related accounts receivable. At December 31, 1998, the Company's net accounts receivable from those nursing homes approximated $1.5 million.

Year 2000 Compliance

Infu-Tech will finalize its decision as to a new IS processing and General Ledger system by March 31, 1999. Once the vendor selection process is complete the training and implementation of the new system will begin within 30 days.

It is expected that by the end of the Company's fiscal year June 1999 that a majority of the processing will be completed on the new system. The expected cost of this system enhancement is approximately $500,000. Discussion on the financing of this system has taken place with preliminary commitments in place. The new system will be Year 2000 compliant.

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

                                           Infu-Tech, Inc.

Date: February 22, 1999                    /S/ JACK ROSEN
      --------------------------           --------------------------------
                                           Jack Rosen
                                           Chairman and Director
                                           (Chief Executive Officer)



Date: February 22, 1999                    /S/ JOSEPH ROSEN
      --------------------------           --------------------------------
                                           Joseph Rosen
                                           Vice President
                                           Interim Principal Accounting Officer