Form 10-Q
period 1999-03-31
INFU TECH INC
filed 1999-05-17
CIK 890152

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

                                 (201) 567-4600
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes X   No
                                                               ---    ---

         As of May 7, 1999 the Registrant had outstanding 3,262,571 shares of its $.01 par value Common Stock.

================================================================================

                                 INFU-TECH, INC.

                                      Index


Part I - Financial Information:
                                                                                                     Page
                                                                                                     ----
         Item 1

         Consolidated Balance Sheets at March 31, 1999 (Unaudited)
           and June 30, 1998.........................................................................  3

         Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1999 and 1998.............................................................  4

         Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 1999 and 1998.............................................................  5

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 1999 and 1998.............................................................  6

         Notes to Unaudited Consolidated Financial Statements........................................  7

         Item 2

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................8 - 10

Part II - Other Information.......................................................................... 11

         Signatures.................................................................................. 12

                                 INFU-TECH, INC.

                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)

                                                                                           March 31,     June 30,
                                                                                             1999          1998
                                                                                             ----          ----
                                                                                          (Unaudited)    (Audited)

                                                 ASSETS

Cash and cash equivalents...............................................................  $    229       $    163
Accounts receivable, net of allowances for uncollectible accounts
   of $1,837 and $1,578. ...............................................................    10,931          6,530
Accounts receivable from affiliates.....................................................         5            437
Inventories.............................................................................     1,242          1,452
Deferred income taxes...................................................................       551            551
Prepaid expenses and other current assets...............................................       704            165
                                                                                          --------       --------

       Total current assets.............................................................    13,662          9,298

Property and equipment, at cost, net of accumulated depreciation
   of $619 and $552.....................................................................       324            370
Goodwill, net ..........................................................................       114            125
Receivables from affiliates, non current (Net of allowance for uncollectable
   amounts of $58 and $58)..............................................................     2,729          2,189
Other assets............................................................................       116            140
                                                                                          --------       --------

       Total assets.....................................................................  $ 16,945       $ 12,122
                                                                                          ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable........................................................................  $  8,460       $  5,057
Accrued payroll and related expenses....................................................       802            435
Income taxes payable....................................................................       200            194
Other current liabilities...............................................................     1,155            110
                                                                                          --------       --------

       Total current liabilities........................................................    10,617          5,796

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,262,571 issued..........        33             33
   Additional paid-in capital...........................................................     3,128          3,128
   Retained earnings....................................................................     3,240          3,238
   Treasury stock, at cost; 39,300 shares...............................................       (73)           (73)
                                                                                          --------       --------

       Total stockholders' equity.......................................................     6,328          6,326
                                                                                          --------       --------

Commitments and contingencies

       Total liabilities and stockholders' equity.......................................  $ 16,945       $ 12,122
                                                                                          ========       ========

           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.

                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                        1999             1998
                                                                                        ----             ----
                                                                                             (Unaudited)
Revenues.........................................................................  $     6,546      $   6,272
                                                                                   -----------      ---------

Costs and expenses:
     Medical and nutritional product.............................................        4,200          3,337
     Personnel...................................................................        1,585          1,769
     Selling, general and administrative.........................................          699            795
     Provision for uncollectible accounts........................................           70             (2)
     Management fees to majority shareholder ....................................          105            100
     Depreciation and amortization...............................................           26             31
     Other expense (income), net.................................................          (37)           (21)
                                                                                   -----------      ---------
                                                                                         6,648          6,009
                                                                                   -----------      ---------

Income (loss) before income taxes................................................         (102)           263

Provision for income taxes.......................................................          (59)           108
                                                                                   -----------      ---------

     Net income (loss) ..........................................................  $       (43)     $     155
                                                                                   ===========      =========
Earnings per Share:
       Basic.......................................................................      (0.01)          0.05
       Diluted.....................................................................      (0.01)          0.05

Basic weighted average number of common shares.....................................  3,262,571      3,218,792

Diluted weighted average number of common shares ..................................  3,262,571      3,390,704

               See accompanying consolidated financial statements

                                 INFU-TECH, INC.

                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                     Nine Months Ended March 31,
                                                                                     ---------------------------
                                                                                        1999             1998
                                                                                        ----             ----
                                                                                             (Unaudited)
Revenues...........................................................................  $  18,834      $    19,974
                                                                                     ---------      -----------

Costs and expenses:
     Medical and nutritional product...............................................     11,532           10,638
     Personnel.....................................................................      4,559            5,321
     Selling, general and administrative...........................................      2,113            2,606
     Provision for uncollectible accounts..........................................        259              168
     Management fees to majority shareholder ......................................        301              320
     Depreciation and amortization.................................................         78               87
     Other expense (income), net...................................................        (41)              17
                                                                                     ---------      -----------
                                                                                        18,801           19,157
                                                                                     ---------      -----------

Income (loss) before income taxes..................................................         33              817

Provision for income taxes.........................................................         31              335
                                                                                     ---------      -----------

     Net income (loss) ............................................................  $       2      $       482
                                                                                     =========      ===========

Earnings per share:

     Basic ........................................................................      (0.00)            0.15
     Diluted.......................................................................      (0.00)            0.15

Basic weighted average number of common shares.....................................  3,262,571        3,214,569

Diluted weighted average number of common shares...................................  3,262,571        3,285,599

               See accompanying consolidated financial statements

                                 INFU-TECH, INC.

                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                                                      Nine Months Ended March 31,
                                                                                      ---------------------------
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                              (Unaudited)

Operating activities:
   Net income (loss) ...............................................................  $       2        $     482

   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation expense.......................................................         67               76
         Amortization of goodwill...................................................         11               11
         Provision for uncollectible accounts.......................................        259              168
   Increase (decrease) in cash due to changes in:
         Accounts receivable........................................................     (4,660)            (313)
         Accounts receivable from affiliates .......................................       (108)            (220)
         Inventories................................................................        210             (210)
         Prepaid expenses and other current assets..................................       (560)            (266)
              Other assets..........................................................         24             (163)
         Taxes payable..............................................................          6               79
         Accounts payable...........................................................      3,403               57
         Accrued payroll and related................................................        367              380
         Other current liabilities..................................................      1,045              (98)
                                                                                      ---------        ---------

   Net cash used in operating activities............................................         66              (17)
                                                                                      ---------        ---------

Investing activities:
   Expenditures for property and equipment..........................................         --             (201)
                                                                                      ---------        ---------

   Net cash provided by (used in) investing activities..........................             --             (201)

Financing activities:
   Exercise of options .............................................................         --               28
   Payment of capital lease obligations.............................................         --              (80)
                                                                                      ---------        ---------

   Net cash used in financing activities............................................         --              (52)

Net increase (decrease in) cash and cash equivalents................................         66             (270)

Cash and cash equivalents, beginning of period......................................        163              512
                                                                                      ---------        ---------

Cash and cash equivalents, end of period............................................  $     229        $     242
                                                                                      =========        =========

Supplemental disclosure of cash flow data:

   Income taxes paid................................................................  $      --        $     153

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

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 1998.

3.   Earnings Per Share

     Options excluded from the computation of diluted earnings per share because the exercise price is above the average market price for the period, and therefore the options do not have a dilutive effect, were as follows:

                                                             1999         1998
                                                             ----         ----
       Options excluded for the 3 month period
         ending March 31,..................................  157,500     157,500

       Options excluded for the 9 month period
         ending March 31,..................................  302,834     302,834

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 1999 Compared with Three Months Ended March 31,
1998

Total revenues increased by $274,000, or 4.3%, from $6,272,000 to $6,546,000.
Home infusion revenues increased by $274,000 due to increased sales of specialty pharmaceutical products such as Synagis and Cerezyme.

Cost of medical and nutritional products sold to patients and other customers increased $863,000 or 26%, from $3,337,000 in 1998 to $4,200,000 in 1999. As a percentage of total revenues, medical and nutritional product costs were 53% in 1998 as compared to 64% in 1999. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues of specialty pharmaceuticals like Cerezyme and Synagis (which are high priced products with gross margins which are less than company average), and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $184,000 or 10.6% from $1,769,000 in 1998 to $1,585,000 in 1999 due to reorganization of the corporate office and the closing down of the Florida operation.

Selling, general and administrative expenses decreased by $96,000, or 12% from $795,000 in 1998 to $699,000 in 1999 due to increased efficiencies in the clinical and pharmacy operations.

The provision for uncollectible accounts was 1.1% of revenues in the period 1999 and 1.7% of revenues in 1998.

Management fees to Kuala Healthcare, Inc., ("KUAL") of $105,000 in 1999 and $100,000 in 1998 were 1.6% of revenues in both years.

Depreciation expense decreased from $27,000 in 1998 to $22,000 in 1999 due to property and equipment retirements. Amortization expense of $4,000 was recognized in both periods.

Other expense, net, of $33,000 consisted primarily of interest charged on accounts receivables over normal contract terms, offset by interest charges on the credit line and an expense of $42,000 associated with the assessment of Federal and State tax penalties and related interest. The Company has filed appeals from the imposition of these penalties in this regard.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly.The Company believes no additional Federal taxes are due. The Company presently has outstanding penalties and interest associated with late filings which are currently in the process of being appealed.

The net income (loss) in 1999 was ($43,000) or ($0.01) per share compared to net income in 1998 of $155,000 or $0.05 per share. Income (loss) before taxes for the quarter ended March 31, 1999 was ($102,000) compared to $263,000 for the comparable quarter last year.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Nine Months ended March 31,1999 Compared with Nine Months Ended March 31, 1998

Total revenues decreased $1,140,000, or 6%, from $19,974,000 in 1998 to $18,834,000 in 1999, primarily due to decreased reimbursement from managed care companies, exiting non-profitable managed care contracts and loss of Medicare reimbursable business in the long term care market due to prospective payment system (PPS). This was partially offset by increase in the sales of specialty pharmaceuticals such as Cerezyme and Synagis.

Costs of medical and nutritional products sold to patients and other customers increased $894,000 or 8%, from $10,638,000 in 1998 to $11,532,000 in 1999. As a percentage of total revenues, medical and nutritional product costs increased from 53% in 1998 to 61% in 1999. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues associated with Cerezyme and Synagis sales (which are higher priced products with gross margins less than company average), and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $762,000, or 14% from $5,321,000 in 1998 to $4,559,000 in 1999, primarily attributable to lower nursing and pharmacy costs, and reductions in personnel in the contract services division.

Selling, general and administrative expenses decreased by $493,000, or 19% from $2,606,000 in 1998 to $2,133,000 in 1999. The decrease is attributable to increased efficiencies in the operations area.

The provision for uncollectible accounts was 1.3% of revenues in 1999 and was 1% in 1998.

Management fees to Kuala Healthcare, Inc. ("KUAL") of $301,000 in 1999 and $320,000 in 1998 were 1.6% of revenues in both periods.

Depreciation expense decreased from $76,000 in 1998 to $67,000 in 1999 due to property and equipment retirements. Amortization expense of $11,000 was recognized in 1999 and $11,000 in 1998.

Other income, of $42,000 consisted primarily of interest charged on accounts receivables over normal contract terms, offset by interest charges on the credit line and an expense of $127,000 associated with the assessment of Federal and State tax penalties and related interest. The Company has filed appeals in this regard.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly.The Company believes no additional Federal taxes are due. The Company presently has outstanding penalties and interest associated with late filings which are currently in the process of being appealed.

The net income in 1999 was $2,000, or $0.00 per share compared to a net income in 1998 of $482,000 or $0.15 per share. Net income before taxes for the nine months ending March 31, 1999 was $33,000 compared to $817,000 for the comparable prior period.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had total assets of $16.9 million, working capital of $3.0 million and a net worth of $6.3 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. On December 31, 1998, the Company closed on an Accounts Receivable Financing, providing for borrowing by the Company and its subsidiaries on a continuing and revolving basis, secured by eligible accounts receivable, in an amount not to exceed $1,500,000. The Company has not entered into any other borrowing agreements.

At March 31, 1999, the balance in net accounts receivable for Infu-Tech was 60% higher than the balance at June 30, 1998 attributed to higher revenues. Infu-Tech's net accounts receivable has increased from 105 days sales at June 30, 1998 to 155 days sales at March 31, 1999. Accounts receivable increased from the previous quarter and June 30, 1998 due to increased sales but slower collection of the specialty pharmaceuticals Synagis and Cerezyme in the last quarter. Accounts receivable also increased because of slowed payments from Medicare and managed care.

Accounts payable increased attributable significantly to increased sales of approximately $3.4 million in the last quarter for Synagis and Cerezyme. These products are higher cost and carry more favorable payment terms.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by subsidiaries of Kuala Healthcare, Inc . Through March 31, 1999, the Company's sales to those nursing homes totaled approximately $140,000 for the nine month period. Over the last six months, the Company has made those sales on a C.O.D. basis. Furthermore, the Company has reclassified to noncurrent a portion of existing related accounts receivable. At March 31, 1999, the Company's net accounts receivable from the nursing homes currently owned and operated by KUAL approximated $1.5 million. KUAL owes an additional $1.2 million for interest and other related items. During this period, the Company continued to have significant sales to patients in those facilities which are paid for by the residents or third parties.

Year 2000 Compliance

Infu-Tech will finalize its decision as to a new IS processing and General Ledger system by May 31, 1999. Once the vendor selection process is complete the training and implementation of the new system will begin July 1, 1999. The expected cost of this system enhancement is approximately $500,000. The financing of this system is in place.The new system will be Year 2000 compliant.

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

                                               Infu-Tech, Inc.


Date:  May 17, 1999                            /S/  JACK ROSEN
     ------------------                        ---------------
                                               Jack Rosen
                                               Chairman and Director
                                               (Chief Executive Officer)



Date: May 17, 1999                             /S/ STEPHEN SAPOSNIK
     ------------------                        --------------------
                                               Stephen Saposnik
                                               Principal Accounting Officer