Form 10-K405
period 1999-06-30
INFU TECH INC
filed 1999-10-26
CIK 890152

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1999

Commission file number: 0-21006

                                 INFU-TECH, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     22-3127689
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

             374 Starke Road                                 07072
             Carlstadt, N.J.                              (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (201) 896-0100

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES      NO /X/
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 30, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,137,637.

As of September 30, 1999, 3,262,571 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                Portions of definitive proxy statement to be filed not later than October 29, 1999.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Part I
------

                                                                          Page
                                                                          ----
         Item 1.  Business...............................................  3-9
         Item 2.  Properties.............................................    9
         Item 3.  Legal Proceedings......................................   10
         Item 4.  Submission of Matters to a Vote of
                    Security Holders.....................................   10


Part II
-------

         Item 5.  Market Information.....................................   10
         Item 6.  Selected Consolidated Financial Data...................   11
         Item 7.  Management's Discussion and Analysis of
                    Consolidated Financial Condition and Results
                    of Operations........................................ 12-15
         Item 7A. Quantitative and Qualitative Disclosures
                    About Market Risk....................................    14
         Item 8.  Consolidated Financial Statements and
                    Supplementary Data...................................    16
         Item 9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures..............    16


Part III          .......................................................    17
--------


Part IV
-------

         Item 14. Exhibits, Consolidated Financial Statements, Financial
                    Statement Schedules, and Reports on Form 8-K.........    18


Signatures ............................................................Last Page

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

         The Company is organized into two units. The Intravenous Infusion unit provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy, hydration therapy and a variety of other therapies. The Contract Services unit provides medical products and services, including enteral nutrition therapy, intravenous infusion therapy, urological products and wound care products, to residents in long term care facilities.

         The Company's sales and marketing efforts are primarily directed towards Managed Care. The Company has over 70 agreements with Managed Care companies, which have over 20 million members, to provide infusion therapy and specialty pharmaceuticals. The agreements with Managed Care companies vary from preferred provider relationships to being one of several providers. Reimbursement is generally on a per diem basis.

         The Company's continued marketing efforts directed at managed care companies bring significant opportunity to promote new programs like Disease Management through existing relationships. The Company is now expanding its marketing of specialty pharmaceuticals to its customer base. Specialty pharmaceuticals include Cerezyme for Gauchers patients, Synagis for prevention of serious lower respiratory diseases in pediatric patients, growth hormone drugs and other injectable drugs. This product range will expand as the company signs more agreements with biotechnology companies who are looking for expanded distribution.

         Shortly the company will launch its disease management programs on the internet. The site named Smartmeds.com at URL www.Smartmeds.com will include an online pharmacy featuring specialty pharmaceuticals, medical products, health care and disease management information and patient interaction with medical professionals.

         The following table sets forth the percentages of the Company's revenues, by service unit, from the various therapies, products and services.

                                 Year ended                       Year ended                       Year ended
                                June 30, 1997                    June 30, 1998                    June 30, 1999
                      -------------------------------  -------------------------------  -------------------------------
                      Intravenous  Contract    Total    Intravenous Contract    Total   Intravenous Contract    Total
                       Infusion    Services  Revenues    Infusion   Services  Revenues    Infusion  Services   Revenues
                       --------    --------  --------    --------   --------  --------    --------  --------   --------
Enteral Nutrition          3%        71%        20%          4%       77%        19%          5%      75%        21%
Antibiotic                27%          -        20%         19%         -        15%         17%        -        13%
TPN                        5%          -         4%          6%         -         4%          4%        -         3%
Immune Globulin           10%          -         7%          9%         -         7%         13%        -        10%
Ceredase/Cerezyme         32%          -        24%         41%         -        33%         45%        -        35%
Wound Care                  -         1%          -           -         -          -           -        -          -
Other                     23%        28%        25%         21%       23%        22%         16%      25%        18%
                         ---        ---        ---         ---       ---        ---         ---      ---        ---
                         100%       100%       100%        100%      100%       100%        100%     100%       100%
                         ===        ===        ===         ===       ===        ===         ===      ===        ===


Overview of the Home Health Care Industry

         One of the major factors contributing to the rapid growth of home health care has been the use of alternate site health care to contain the rising costs of health care. Consumers of all types, including governmental bodies, managed care organizations, insurance companies and private payors are recognizing the savings that can be realized by offering care in the home as opposed to institutional settings. In addition, an aging population and patients' preferences for receiving health care in the comfort of the home, combined with advances in medical technology making the delivery of sophisticated treatments in the home a reality, are contributing to the continued growth of the home health care industry.

         Managed care organizations have become important factors in the home health market and have exerted pricing pressure on the providers of home health care services. Such pressure has negatively impacted the profit margins of home health care producers. In addition, as the managed care organizations continue to grow, they may show a preference to deal only with those home health care service providers who can offer a comprehensive range of services throughout the managed care organizations' areas of operations. In response, what once was a very fragmented health care industry is undergoing a wave of consolidation.

         With the growing number of online pharmacies, the opportunity to attract a broader base of customers looking for medications for chronic diseases both intravenous as well as orals will help grow the market opportunity.

Intravenous Infusion Therapy

         Intravenous infusion therapy principally involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes, in Infu-Tech ambulatory suites, or in Infu-Tech credentialed subacute facilities, often as a continuation of treatment initiated in the hospital. The national non-hospital infusion therapy market has grown to over $4 billion since its inception approximately 17 years ago. The Company believes the primary factors contributing to the rapid growth of the non-hospital infusion therapy market have been health care cost containment pressures, incentives by third party payors to use home care, rapid growth of the elderly population and increased acceptance of home infusion therapy by the medical community and patients. Additionally, the number of therapies that can be administered safely outside the hospital has increased significantly in recent years because of technological innovations such as more sophisticated portable infusion control devices, implantable injection ports, new vascular access devices and advances in drug therapy. Consequently, more infections and diseases that would otherwise have required patients to be hospitalized are now treated without hospitalization.

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

Contract Services

         Since late 1990, the Contract Services unit has offered an expanding number of products to patients in nursing homes and other health care institutions, and it expects to offer additional products, embodying advances in health care technology, in the future. On the other hand, changes in reimbursement regulations or interpretations have led the Contract Services unit to reduce sales of products in the past and may do so in the future.

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

         Orders for products and services are processed through the customer service department at the Company's corporate offices in Carlstadt and shipped from the Company's Carlstadt, New Jersey warehouse. The Company primarily uses its own trucks for local (New York-New Jersey) deliveries and common carriers for deliveries outside the local area.

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

         Most of the Company's contract services revenues result from Medicare reimbursement. The Company has more than fifteen years' experience in billing Medicare. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients; in other cases, the Company bills other third party payors or patients responsible for co-insurance reimbursement. The Company often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from residents. The Company actively pursues the residents or guarantors for this payment, and where necessary uses legal action. Inability to collect the 20% co-insurance portion of bills largely contributes to the Company's provision for uncollectible accounts.

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

         The following table details the sources of payments to the Company during the twelve months ended June 30, 1999:

                                               Home        Contract      Total
                                             Infusion      Services    Revenues
                                             --------      --------    --------

Medicare....................................       3%          80%         20%
Private Pay.................................      91%           2%         75%
Medicaid....................................       6%          18%          5%
                                            ---------        -----       -----
                                                 100%         100%        100%
                                            =========         ====        ====

Sales and Marketing

         The Company's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. The Company's products and services are marketed through its sales force and clinicians. The Company's sales force is responsible for establishing and maintaining referral sources. As of June 30, 1999, the sales force included 7 full time sales employees and 3 sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. The Company conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist sales employees in targeting and developing new revenue sources.The Company will also be marketing its products and services online through its pharmacy Smartmeds.com at URL www.Smartmeds.com. The site will feature specialty pharmaceuticals, medical products, health care and disease management informaiton and patient interaction with medical professionals.

         The "Infu-Tech" trademark is registered and is established in the areas in which the Company does business.

Suppliers

         The Company purchases drugs and other materials and leases equipment from many suppliers. The Company has not experienced difficulty in purchasing supplies or leasing equipment. The Company believes there are alternative sources for virtually all the supplies and equipment it requires. The Company has a distribution agreement with Genzyme which automatically renews for one year terms unless canceled at the end of a term on 90 days prior notice. The agreement may also be terminated at any time on 60 days notice. Because of slower payments and reduced reimbursements from managed care organizations, the Company does not believe its activities in distributing Ceredase and Cerezyme have been at an acceptable profit level recently. The Company is attempting to negotiate new terms which will enable it to distribute those products at an acceptable profit level. If it cannot do that, the Company may have to discontinue selling Ceredase and Cerezyme.

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

         The competitive factors most important in the Company's lines of business are quality of care and service, on-time delivery, reputation with referring health care professionals, ease of doing business with the provider, ability to develop and maintain the confidence of potential sources of patient referrals and price of service. Infusion therapy is being affected by increasing availability of oral medications which were previously only available as intravenous infusion drugs. Some competitors in the Company's lines of business have also attempted to enhance sales by entering into joint ventures or other financial relationships with potential referral sources. Increasingly stringent, and increasingly enforced, laws prohibiting remuneration between health care providers have reduced these arrangements as a competitive factor. The Company believes that it competes effectively in each of its service areas with respect to all of the above factors. Some of the Company's current and potential competitors have or may obtain significantly greater financial and marketing resources than the Company. It is likely that the Company will encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share and could adversely affect the Company's operating results. Other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, the Company's lines of business.

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

         There are Federal laws which generally prohibit any remuneration in return for the referral of Medicare or Medicaid patients, and prohibit the referral of any Medicare or Medicaid patient by a health care practitioner to a provider in which the practitioner has an ownership or financial interest. In addition, the Federal government and several states in which the Company operates have laws that prohibit financial arrangements, certain direct or indirect payments or fee-splitting arrangements between health care providers. The Company maintains an internal regulatory compliance review program and uses in-house counsel to monitor compliance with all such laws and regulations. Increased attention has been paid recently to enforcement of these laws and regulations. Possible sanctions for failure to comply with these laws and regulations include exclusion from government programs, loss of license and civil and criminal penalties.

         Prospective payment which was introduced January 1, 1999 which redefined reimbursement for nursing homes from Medicare may have an effect on the Company's potential to gain new business for its Contract Services division.

Executive Officers of the Company

         The following is a list of executive officers of the Company, together with a brief description of the business experience for the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors".

             Name                          Office                        Age
             ----                          ------                        ---

         Jack Rosen         Chairman of the Board of Directors,             54
                            President, Chief Executive Officer

         Joseph Rosen       Vice President, Assistant Secretary             49
                            and Director

         Pritpal Virdee     President, Chief Operating Officer              40
                            Principal Financial Officer

         Israel Ingberman   Secretary, Director                             54

         Pritpal Virdee has served as President and Chief Operating Officer since April 1999. Prior to that he had served as Executive Vice President of the Company and as President of Intrx Medical, Inc., a subsidiary of the Company, since February 1993. From 1989 to 1992, he served as President and Director of Fresenius Pharma USA, a leading medical products and pharmaceutical company. Prior to that, he had worked as General Manager of Fresenius Pharma U.K.

Employees

         As of June 30, 1999, the Company had approximately 120 employees. Of these employees, four were in executive capacities (in addition to executives of KUAL who rendered services to the Company), approximately 10 were in sales or service capacities, approximately 49 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. The Company's employees are not currently represented by a labor union or other labor organization. The Company believes that its employee relations are good.

Item 2.           Properties.

         The Company maintains corporate offices in Carlstadt, New Jersey and it leases four branch offices for its branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, the Company maintains a central pharmacy and a warehouse in Moonachie, New Jersey and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts and Philadelphia, Pennsylvania. Lease payments for the corporate office, four branch offices, the central pharmacy, the Memphis, Boston and Philadelphia pharmacies, the infusion suites and the warehouse total $36,333 per month. In communities which cannot be serviced from a Company office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.

Item 3. Legal Proceedings.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the vote of security holders during the year ended June 30, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters.

         The high and low last sale prices of the Company Stock reported on the NASDAQ National Market System with regard to each calendar quarter during 1998 and through June 30, 1999 were as follows:

                                        High                     Low
                                        ----                     ---

          1998:

          First Quarter                 6 1/4                    5 3/4
          Second Quarter                6 7/8                    5 3/4
          Third Quarter                 6 1/8                    2 1/2
          Fourth Quarter                4 1/8                    2

          1999:

          First Quarter                 4 7/8                    1 5/16
          Second Quarter                1 3/16                     7/8

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

         As of September 30, 1999, there were 42 holders of record of the Company's Common Stock.

Item 6.           Selected Financial Data.

         The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements as of June 30, 1999 and 1998 and for each of the years in the three year period ending June 30, 1999 and the related notes, included elsewhere in this Report.

                                                                                                      Six Months
                                                                Years Ended June 30,                 Ended June 30,
                                             --------------------------------------------------      --------------
                                                1999          1998        1997          1996             1995
                                              ---------    ---------    --------       --------      --------------
Revenues......................................$ 25,486     $ 26,466     $26,003        $24,638         $10,601
(Loss) income before income taxes               (1,162)         345       1,615          1,465            (849)
(Benefit) provision for income taxes               (34)         149         662            270              --
Net (loss) income.............................$ (1,128)    $    196     $   953        $ 1,195         $  (849)
(Loss) income per share
     Basic (1)................................$   (.35)    $    .06     $   .30        $   .38         $  (.27)
     Diluted (2)..............................$   (.35)    $    .06     $   .29        $   .38         $  (.27)

                                                                  June 30,
                                             --------------------------------------------------
                                                1999          1998        1997          1996             1995
                                              ---------    ---------    --------       --------      --------------
Accounts receivable (net).....................$  7,799     $  6,530    $   7,302      $ 5,669          $  3,608
Total assets................................... 13,798       12,122       11,618          9,484           7,414
Working capital................................  1,258        3,502        5,044          4,696           3,571
Total Stockholders' Equity.....................  5,198        6,326        6,101          4,976           3,770

(1)    Based on 3,262,571, 3,125,666, 3,192,797, and 3,168,037 shares outstanding in the years June 30, 1999, 1998, 1997, and 1996 and 3,160,974 shares outstanding in the six months ended 1995.

(2)    Based on 3,262,571, 3,328,213, 3,231,706, 3,210,407 shares outstanding at June 30, 1999, 1998 and 1997, and 3,170,366 shares outstanding in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Twelve Months Ended June 30, 1999 Compared with Twelve Months Ended June 30,
1998.

Total revenues decreased by $980,000, or 3.7% from $26,466,000 in 1998 to $25,486,000 in 1999, primarily due to a decrease in contract services division revenues. The decrease in infusion revenues is due to the exit from contractual arrangements that were not meeting profitability standards. The Company is currently in the process of negotiating revised terms for its contract with Genzyme. Which will allow the Company to distribute Cerezyme at more acceptable profit levels. If it cannot accomplish this, the Company may have to discontinue selling Ceredase and Cerezyme.

Costs of medical and nutritional products sold to patients and other customers increased by $994,000 or 6.7% from $14,861,000 in 1998 to $15,855,000 in 1999.
As a percentage of total revenues, medical and nutritional product costs increased from 56% in 1998 to 62% in 1999. The business mix of the Company has changed to reflect more sales of specialty pharmaceuticals like Cerezyme and Synagis. These products have a higher cost of sales compared to other company products.

Total personnel costs decreased by $1,150,000 or 16% from $7,158,000 in 1998 to $6,008,000 in 1999, primarily due to the realization of efficiencies within the nursing and pharmacy operations due to the change in the business mix reflecting more sales of the specialty pharmaceuticals which require less nursing and pharmacy time and the closing of the Florida Pharmacy operations.

Selling, general and administrative expenses in 1999 increased by $29,000, or 1% from $3,326,000 in 1998 to $3,355,000 in 1999.

Management fees to KUAL of $390,000 in 1999 and $423,000 in 1998 were 1.6% of revenues in both years.

After a management review of its existing policies and procedures for estimating collectibility of its accounts receivable, the Company increased its provision for uncollectible accounts by $610,000. The company increased its provision because of the difficulties experienced in collecting payments from managed care organizations.

Depreciation and amortization expense decreased from $152,000 in 1998 to $84,000 in 1999 due to retirement of property and equipment.

Other income of $7,000 in 1999 and $152,000 in 1998 consisted of interest payments in 1999 and write offs of accounts payable in 1998.

The net (loss) in 1999 was ($1,128,000) or ($.35) (basic) per share compared to net income in 1998 of $196,000, or $.06 (basic) per share. The (loss) before taxes for the twelve months ended June 30, 1999 was ($1,162,000) compared to $345,000 for the comparable prior period. The change was due to a decrease in revenue and an increase in the cost of medical and nutritional products and higher provision for uncollectable accounts.

A number of Federal and State income tax returns for previous years were not filed when due. The Company has completed and filed a portion of those outstanding returns. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes ultimately no Federal taxes are due. There are several claims for penalties and interest associated with late filings which are being appealed.

Twelve Months Ended June 30, 1998 Compared with Twelve Months Ended June 30,
1997.

Total revenues increased by $463,000, or 2% from $26,003,000 in 1997 to $26,466,000 in 1998, primarily due to a $410,000, or 7% increase in home infusion division revenues. This increase in revenues is offset by decreased therapy days and lower pricing from managed care.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

and the Company's need to secure immunoglobulin products which due to a national shortage are only available at a premium price. These products were needed to provide continued treatment for existing patients.

Total personnel costs decreased by $47,000, from $7,205,000 in 1997 to $7,158,000 in 1998, primarily attributable to the reorganization of the contract service division as well as creating efficiencies within the nursing and pharmacy operations.

Selling, general and administrative expenses in 1998 decreased by $162,000, or 5% from $3,488,000 in 1997 to $3,326,000 in 1998, due to non-recurring investment costs in 1997 and more effective use of existing resources leading to elimination of certain positions.

During 1998 the Company instituted new procedures related to accounts receivable. The Company reorganized its billing and collection functions to monitor activity by branch and by insurance carrier and established a document control function to monitor and follow up on outstanding documentation required to bill. As a result in 1998, a total of $752,000 was released from the reserve for uncollectible accounts because such reserves were no longer considered necessary.

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

Liquidity and Capital Resources

As of June 30, 1999, the Company had total assets of $13.8 million, working capital of $1.3 million and a net worth of $5.2 million. The Company entered into a loan agreement with Heller Healthcare Financial effective December 30, 1998. The Company has a $1.5 million line of credit secured by certain accounts receivable. As of June 30, 1999, the outstanding loan was $746,000.

At June 30, 1999, the Company's net accounts receivable were $7.8 million compared to $6.5 million, at June 30, 1998. This reflected an increase in the Company's accounts receivable from 135 days sales outstanding ("DSO") at June 30, 1998 to 158 DSO at year end. The 158 DSO is a result of slowed payments from managed care companies.

Among the nursing homes with which the Company did business in 1999 were five facilities which were owned or managed by KUAL. For the year ended June 30, 1999 the Company's sales plus interest charged on outstanding balances to those nursing homes totaled $477,000. At June 30, 1999, the Company's net receivable from those nursing homes totaled $2,065,000. During the twelve months ended June 30, 1999, the Company realized revenues of $570,000 from the sale of products and services to residents of those nursing homes. Payments to the Company for these products and services are made directly to the Company by Medicare, Medicaid, and other third party payers. In addition, KUAL owes $1.3 million to the Company for KUAL's share of common expenses paid on behalf of KUAL by the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

KUAL has agreed to pay back the $3.4 million balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. Due to the deterioration of KUALA's financial condition KUAL has given the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by KUAL.

The Company incurred a $1.1 million loss for the year ended June 30, 1999 and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable and consolidate its operations.

Year 2000

As the year 2000 approaches, an issue impacting all companies has emerged relating to how existing application programs and operating systems can accommodate a two-digit date position which represents the year. Many existing application programs in the marketplace were designed to accommodate a two-digit date position which represents the year (e.g. "99" is stored on the system and represents the year 1999). As a result of this design, systems could fail to operate or produce correct results if they interpret "00" to mean 1900, rather than 2000.

The Year 2000 problem could affect computers, software, and other equipment used, operated or maintained by the Company. Accordingly, the Company conducted a review of its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company has developed a task force to research a solution to the Year 2000 System Compliance. To date, the task force has identified the programs that will be effected by the Year 2000 System Compliance issue and the procedures that are required to meet the demands for this business.

The Company believes that it has identified substantially all the major computers, software, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of material disruption to its business. Currently, the Company's task force has explored many options to resolve the Year 2000 System Compliance issues.

The Company recently completed the purchase of a new hardware and software system. The total cost of the new system which the Company has been told is Year 2000 compliant, is estimated at $400,000 and will be funded through a capital lease agreement obtained by the Company.

The Company began implementing the new system in October. As with any implementation of a new computer system there are risks such as delays in down loading existing files, software that might require debugging, upgrading or training difficulties. The Company is taking steps that it believes to be reasonable and prudent to assess the Year 2000 readiness, and believes that it will be on schedule to replace, test and implement the new software and equipment required to be Year 2000 compliant.

Management believes that the most significant risk to the Company for the Year 2000 problem is the effect such issues may have on third party payors, such as Medicare. News reports have indicated that various agencies of the federal government are having difficulty becoming Year 2000 compliant before the Year 2000. The Company has not yet undertaken quantification of the effects of such noncompliance or to determine whether such quantification is even possible. The Company has communicated with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third party payors to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

Another area of potential risk is with certain patient service equipment items that have microprocessors with date functionality that could malfunction in the year 2000. Although Infu-Tech has found that the majority of such microprocessors include duration time clocks and not date time clocks, management has initiated formal communications with its suppliers to obtain assurance that the equipment they supply is Year 2000 compliant.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Infu-Tech has not developed a formal contingency plan in the event that the modifications to its internal operating systems prove to be inadequate. Such inadequacies could result in system failure or miscalculations. This would cause disruptions to normal business processes including, among other things, the temporary inability to process transactions and generate billings. If such a disruption continued for an extended period, it could have a material adverse effect on the results of operations cash flow and financial condition of Infu-Tech.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates.

Interest Rate Risk

As the Company seeks asset based lending financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $1.5 million loan and security facility with Heller Healthcare Financial are sensitive to changes in interest rates as such borrowings bear interest at one and one half percent above the "Prime Rate of Interest."

Item 8.  Consolidated Financial Statements and Supplementary Data.

      The consolidated financial statements required by this item appear beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

Item 10f. Heller Healthcare Financial document to be filed by amendment.

                                    PART III

      Part III Items 10 through 13 to be filed by October 29, 1999 as part of definitive proxy statement.

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

      2.   Financial Statement Schedules

           Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.

      3.   Exhibits

           The following exhibits are filed with this Report or incorporated by reference:

           3(a)   Certificate of Incorporation (1)

           3(b)   Certificate of Amendment of Certificate of Incorporation (1)
           3(C)   By-laws (1)
           4(a)   Specimen of Common Stock Certificate(2)
           4(b)   Form of Representative's Warrant(1)
          10(a)   Joint Venture Agreement dated January 1992 between Medline
                  Industries, Inc. and Intrx Medical, Inc.(1)
           10(b)  Management and Non-Competition Agreement between Infu-Tech,
                  Inc. and C.H.A..(1)
           10(c)  Infu-Tech 1992 Stock Option Plan.(1)
           10(d)  Distribution Agreement between Infu-Tech, Inc. and Genzyme
                  Corporation dated November 11, 1994.(3)
           10(e)  Infu-Tech 1996 Key Employees and Key Personnel Stock Option
                  Plan.
           10(f)  Heller Healthcare Financial Loan And Security Agreement. To
                  be filed by amendment.
           21     List of Subsidiaries.

-----------
(1) Incorporated by reference to Registration Statement File No. 33-50122.
(2) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1992.
(3) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to definitive proxy statement dated June 1996.
(b) Reports on Form 8-K filed during the year ended June 30, 1999.

(c) The exhibits to this Report are listed in Item 14(a)(3).

(d) The financial statement schedule required by Regulation S-K which is excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2).

                                 INFU-TECH, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999, 1998 and 1997
                   (With Independent Auditors' Report Thereon)

                                 INFU-TECH INC.

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule

                                                                                                       Page
                                                                                                       ----
1.    Consolidated Financial Statements:

      Independent Auditors' Report.....................................................................F - 3

      Balance Sheets

           June 30, 1999 and 1998..................................................................... F - 4

      Statements of Operations:

           Years Ended June 30, 1999, 1998 and 1997....................................................F - 5

      Statements of Stockholders' Equity:

           Years Ended June 30, 1999, 1998 and 1997....................................................F - 6

      Statements of Cash Flows:

           Years Ended June 30, 1999, 1998 and 1997..........................................F - 7  -  F - 8

      Notes to Consolidated Financial Statements...............................................F - 9 - F- 18

2.    Financial Statement Schedule:

      Valuation and Qualifying Accounts................................................................S - 1





Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Infu-Tech, Inc.:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infu-Tech, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  KPMG LLP


October 19, 1999

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                             (Except per Share Data)

                                                                                      June 30,
                                                                            -------------------------
                                                                              1999                1998
                                                                              ----                ----
                            ASSETS

Cash and cash equivalents.............................................  $         258         $         163
Accounts receivable, net of allowances for uncollectible
      accounts of $1,845 and $1,578...................................          7,799                 6,530
Accounts receivable from affiliates ..................................            340                   437
Inventories...........................................................            541                 1,452
Deferred income taxes.................................................            539                   551
Prepaid expenses and other current assets.............................            381                   165
                                                                        -------------         -------------
           Total current assets.......................................          9,858                 9,298
Property and equipment, at cost, net of accumulated
      depreciation of $636 and $552...................................            317                   370
Goodwill, net.........................................................            110                   125
Receivables from affiliates, non-current..............................          3,063                 2,189
Other assets..........................................................            450                   140
                                                                        -------------         -------------
           Total assets...............................................  $      13,798         $      12,122
                                                                        =============         =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt.......................................................  $         746         $           -
Accounts payable......................................................          7,192                 5,057
Accrued payroll and related expenses..................................            222                   435
Income taxes payable..................................................              -                   194
Other current liabilities.............................................            440                   110
                                                                        -------------         -------------
           Total current liabilities..................................          8,600                 5,796

Stockholders' Equity:

      Common stock, $.01 par value; 5,000,000 shares authorized;
           3,262,571 (1999) and 3,262,571 (1998) issued                            33                    33
      Additional paid-in capital......................................          3,128                 3,128
      Retained earnings...............................................          2,110                 3,238
      Treasury stock, at cost; 39,300 shares..........................            (73)                  (73)
                                                                        --------------        -------------
           Total stockholders' equity.................................          5,198                 6,326
                                                                        -------------         -------------

Commitments and Contingencies

      Total liabilities and stockholders' equity                        $      13,798         $      12,122
                                                                        =============         =============




          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                             (Dollars in thousands)
                             (Except per Share Data)

                                                                    Years Ended June 30,
                                                       --------------------------------------------
                                                            1999            1998          1997
                                                            ----            ----          ----
Revenues.............................................  $      25,486   $      26,466  $      26,003
                                                       -------------   -------------  -------------
Costs and Expenses:
      Medical and nutritional product................         15,855          14,861         13,514
      Personnel......................................          6,008           7,158          7,205
      Selling, general and administrative............          3,355           3,326          3,488
      Provision for uncollectible accounts...........            963             353           (196)
      Management fees to majority shareholder........            390             423            416
      Depreciation and amortization..................             84             152            139
      Other income, net..............................             (7)           (152)          (178)
                                                       --------------  -------------  -------------
                                                              26,648          26,121         24,388
                                                       -------------   -------------  -------------
(Loss) income before income taxes                             (1,162)            345          1,615

Income tax (benefit) provision.......................            (34)            149            662
                                                       --------------  -------------  -------------
      Net (loss) income .............................  $      (1,128)  $         196  $         953
                                                       ==============  =============  =============

(Loss) earnings per share
      Basic..........................................  $       (0.35)  $        0.06  $        0.30
                                                       --------------  -------------  -------------
      Diluted........................................  $       (0.35)  $        0.06  $        0.29
                                                       --------------  -------------  -------------

Basic weighted average number of common
       shares........................................      3,262,571       3,215,666      3,192,797
                                                       -------------   -------------  -------------

Diluted weighted average number of common
      shares.........................................      3,262,571       3,328,213      3,231,706
                                                       =============   =============  =============





          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.

                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 1999, 1998 and 1997

                             (Dollars in thousands)

                                                          Additional                                      Total
                                            Common          Paid-in      Retained         Treasury     Stockholders'
                                                            Capital      Earnings          Stock          Equity
                                                            -------      --------          -----          ------

Balance, June 30, 1996...................  $      32      $    2,928      $    2,089     $      (73)     $   4,976

Net income ..............................        --              --              953            --             953

Warrants issued..........................        --               44             --             --              44

Stock issued.............................        --              100             --             --             100

Exercise of options......................        --               28             --             --              28
                                           ---------      ----------      ----------     ----------      ---------

Balance, June 30, 1997...................  $      32      $    3,100      $    3,042     $      (73)     $   6,101

Net income...............................        --              --              196            --             196

Warrants issued..........................        --               --             --             --              --

Stock issued.............................        --               --             --             --              --

Exercise of options......................         1               28             --             --              29
                                           ---------      ----------      ----------     ----------      ---------

Balance, June 30, 1998...................  $      33      $    3,128      $    3,238     $      (73)     $   6,326
                                           =========      ==========      ==========     ==========      =========

Net loss.................................        --              --           (1,128)           --          (1,128)

Warrants issued..........................        --               --             --             --              --

Stock issued.............................        --               --             --             --              --

Exercise of options......................        --               --             --             --              --
                                           ---------      ----------      ----------     ----------      ---------

Balance, June 30, 1999...................  $      33      $    3,128      $    2,110     $      (73)     $   5,198
                                           =========      ==========      ==========     ===========     =========





          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                            Years Ended June 30,
                                                       ---------------------------
                                                       1999        1998       1997
                                                       ----        ----      -----
Operating activities:
  Net (loss) income ...............................   $(1,128)   $   196    $   953

  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

      Amortization expense ........................        15         35          7
      Depreciation expense ........................        69        117        132
      Warrants issued .............................      --         --           44
      Provision for uncollectible accounts ........       963        353       (196)
      Amortization of deferred income .............      --         --          (72)
      Provision for deferred income taxes .........        12        151        172

      Increase (decrease) from changes in:
      Accounts receivable .........................    (2,232)      (809)    (1,104)
      Accounts receivable from affiliates .........        97       (137)       (88)
      Inventories .................................       911        202         (8)
      Prepaid expenses and other current assets ...      (216)       200       (160)
      Receivables from affiliates, non-current ....      (874)      (698)      (678)
      Other assets ................................      (310)       (17)       (31)
      Taxes payable ...............................      (194)      (255)       374
      Accounts payable ............................     2,135        769      1,509
      Accrued payroll and related expenses ........      (213)       (64)        96
      Other current liabilities ...................       358        (75)      (802)
                                                      -------    -------    -------

  Net cash (used in) provided by operating

      activities ..................................      (607)       (32)       148
                                                      -------    -------    -------

Investing activities:

  Expenditures for property and equipment .........       (16)      (243)       (69)
  Acquisition of Universal Home Infusion ..........      --         --         (190)
                                                      -------    -------    -------

  Net cash used in investing activities ...........       (16)      (243)      (259)

Financing activities:

  Net proceeds from short-term debt ...............       746       --         --
  Payment of capital lease obligation .............       (28)      (103)       (96)
  Proceeds from exercise of options ...............      --           29         28
                                                      -------    -------    -------

      Net cash provided by (used in)

       financing activities .......................       718        (74)       (68)
                                                      -------    -------    -------

Net increase (decrease) in cash and cash

  equivalents .....................................        95       (349)      (179)
Cash and cash equivalents, beginning of
  the year ........................................       163        512        691
                                                      -------    -------    -------

Cash and cash equivalents, end of the year ........   $   258    $   163    $   512
                                                      =======    =======    =======

                            (Continued on next page)

                                 INFU-TECH, INC.

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands except per share amounts)

                          June 30, 1999, 1998 and 1997

                                                                        Years Ended June 30,
                                                           ----------------------------------------------
                                                               1999             1998              1997
                                                           -----------       ----------       -----------

Supplemental disclosures of cash flow data:

  Income tax paid.......................................   $        --       $      154        $     110
                                                           ===========       ==========        =========

  Interest paid.........................................   $        81       $       --        $      --
                                                           ===========       ==========        =========

Non cash investing and financing activity:

Stock issued in connection with Acquisition                $        --       $       --         $     100
                                                           ===========       ==========         ==========




























          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997



1.    The Company

      Infu-Tech, Inc. (the "Company") is a provider of clinical services and products to the non-hospital based health care market. This includes a broad range of home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to residents in long-term care facilities. The Company is 58% owned by Kuala Healthcare, Inc. ("KUAL"), formerly Continental Health Affiliates, Inc., a public company. The remaining 42% of the Company's equity is publicly traded.

      The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including Medicare and Medicaid reimbursement rates.

      Liquidity

      The Company experienced a $1.1 million loss and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable and consolidate its operations.

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

      Revenue Recognition

      Revenue is reported at the net amounts estimated to be realized from patients, third party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 25% (1999), 25% (1998), and 24% (1997) of total revenues were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations. Certain of the Company's revenues are earned based upon fixed monthly payments for each member of a particular health plan. The Company monitors its costs for services provided under this agreement to insure that they are appropriately matched with the revenues earned.

      Inventories

      Inventories, which consist of medical and nutritional products, are valued at the lower of cost (first-in, first-out method) or market.

      Property and Equipment

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

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

      Earnings Per Share

      Basic and diluted earnings per share is based on the net income for the relevant period divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted earnings per share calculation, the exercise or conversion of all dilutive potential common shares is included, for the years ended June 30, 1998 and 1997. There is no dilutive effect on common shares due to a loss incurred for the year ended June 30, 1999.

      Employee Stock Options

      The Company accounts for its stock option plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Effective July 1, 1996 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 123 (SFAS
      123), "Accounting for Stock Based Compensation." Accordingly, the Company has elected to provide pro forma disclosures as required by SFAS 123.

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

4.    Stockholders' Equity

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

      On December 31, 1992, the Company completed an initial public offering of its common stock at issue price of $6.00 per share. The Company sold 600,000 newly issued shares and received net proceeds of $2,923. The excess of net proceeds received over the par value of the newly issued shares was credited to additional paid-in capital. KUAL, which owned 100% of the outstanding common stock of the Company prior to the offering, sold 730,000 shares which reduced its ownership of the Company to 58%.

      In June 1994, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock in the open market. Through June 30, 1999, the Company had purchased 39,300 of its common shares at an aggregate cost of $73.

      During the fiscal year ended June 30, 1997, 125,000 warrants, with exercise prices of between $3.50 and $6.96 per share were issued to financial consultants to the Company. The cost of the warrants in 1997 has been calculated at $44 and charged to expense. All the warrants expired without being exercised.

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

      Stock option transactions for the years ended June 30, 1999, 1998 and 1997 are summarized as follows:

                                                               Weighted average
                                                  Number          Option Price
                                                of shares         Per Share
                                                ---------         ---------

       Outstanding, June 30, 1996 . . . . . . .      208,300          $4.37

       Granted                                       461,744          $4.16
       Canceled                                      (41,400)         $4.71
       Exercised                                     (10,750)         $2.46
                                                  ----------
       Outstanding, June 30, 1997 . . . . . . .      617,894          $4.24

       Granted                                       213,500          $5.23
       Canceled                                      (77,800)         $3.92
       Exercised                                      (8,900)         $3.27
                                                  ----------
       Outstanding, June 30, 1998 . . . . . . .      744,694          $4.59

       Granted                                       64,000           $2.84
       Canceled                                    (178,252)          $4.50
       Exercised                                         --           $   -
                                                  -----------         -----
       Outstanding, June 30, 1999 . . . . . . .      630,442          $4.50
                                                  ===========         ======

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997


       Options to purchase 72,562 shares were available for grant at June 30, 1999 under the 1996 Plan.

       The following table summarizes information about stock options outstanding at June 30, 1999:

                        Number            Weighted              Weighted         Number          Weighted
     Range of         Outstanding      Average Remaining         Average     Exercisable at       Average
  Exercise Prices     at 6/30/99    Contractual Life Years   Exercise Price      6/30/99      Exercise Price
  ---------------     ----------    ----------------------   --------------      -------      --------------
 $1.00 - $3.13          90,900             7.6                  $2.50             72,400          $3.14
 $3.38 - $4.13          94,742             7.8                  $3.79             94,742          $3.79
     $4.25             200,000             7.6                  $4.25            200,000          $4.25
 $4.50 - $5.88         113,800             8.8                  $5.29            113,800          $5.29
 $6.00 - $7.00         131,000             5.6                  $6.11            131,000          $6.11
                       -------        --------                -------        -----------      ---------
                       630,442             7.4                  $4.50            611,942          $4.64
                       =======       =========                =======        ===========      =========

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

       The Company has computed, the pro forma weighted average fair value per option granted under the stock option plan to be $2.64, $4.11 and $3.41 for 1999, 1998 and 1997 respectively. The computations were made using the Black-Scholes model, as prescribed by SFAS No. 123, with the following weighted average assumptions for grants as follows:

                                                       Years Ended June 30,
                                                     -------------------------
                                                     1999    1998      1997
                                                     -------------------------

       Risk-free interest rate...................    5.5%      4.2%     4.9%
       Expected dividend yield...................      0%        0%       0%
       Expected term until exercise (years)           10       8.2      8.5
       Expected volatility.......................    106%    60.79%   68.61%


        If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                                         Years Ended June 30,
                                                       -----------------------
                                                       1999      1998    1997
                                                       ----     -----    ----


          Net (Loss) Income:........................

             As reported............................  $(1,128)  $  196   $ 953
             Pro forma..............................   (1,297)    (265)    277


          Net (Loss) Income per share:

             Basic as reported......................  $  (.35)  $  .06   $ .30
             Basic pro forma........................     (.40)    (.08)    .09

          Net (Loss) Income per share:

              Diluted as reported...................  $  (.35)  $  .06   $ .29
              Diluted pro forma.....................     (.40)    (.09)    .09


       The pro forma effects on net (loss) income may not be representative of future years since compensation costs are primarily attributed to the year of grant as vesting is within one year.

5.     Debt.

       Infu-Tech has a working capital line of credit available totaling $1.5 million at June 30, 1999. This line is secured by certain accounts receivable balances the Company maintains. At June 30, 1999 the balance on this credit facility was $746.

       The term of this agreement is for a two year period expiring January 1, 2001 with the option to renew at one year periods. During the year the company experienced a weighted average interest rate of 13.5%. The main affirmative covenant that must be met is that the company will not at any time allow its net worth, as computed in accordance with GAAP, to fall below $4,000. The Company is currently in violation of one of the covenants with regard to payments to vendors of invoices over 120 days old. The Company has received a waiver through June 30, 2000 from the lender. After giving effect to this waiver, the Company is in compliance with the loan agreement covenants.

6.     Commitments and Contingencies

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

       Operating Lease Commitments

       The Company is obligated under various operating leases for facilities and equipment with initial terms expiring at various dates through 2002. The leases generally require the Company to pay all costs of maintaining the leased properties.

       The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1999:

        Year ending
           June 30,                         Facilities   Equipment    Total
           --------                         ----------   ---------    -----

           2000...........................         325          43        368
           2001...........................         309          16        325
           2002...........................          99           3        102
                                                    --          --         --
                                            ----------   ---------     ------
                                            $      733   $      62     $  795
                                            ==========   =========     ======

       Rent expense was $394, $425 and $550 in 1999, 1998 and 1997, respectively.

       Employment Commitments

       The Company has an employment agreement with its Chairman of the Board, who is also Chairman of the Board and President of KUAL, through July 2000. He renders part-time services to the Company for a salary of $150 per year. Pursuant to this employment agreement, a bonus provision exists which is based upon an increase in the market capitalization of the Company exceeding the 1995 base year. As of June 30, 1998 a bonus payable of $108 was accrued relating to this provision. No bonus was earned in 1997 or 1999.

       Contingencies

       There is no significant litigation pending against the Company, nor is the Company aware of any threatened litigation, which may have a material adverse affect upon the Company.

       Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10,000 which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1999.

7.     Transactions with Affiliates

       The Company provides nutritional and other supplies and infusion therapy services to nursing homes owned or managed by KUAL and derived revenues from sales to those nursing homes plus interest charged on their outstanding balances of $477 in 1999, $437 in 1998 and $564 in 1997.

       Included in personnel costs in 1998 and 1997, respectively, are charges of $332 and $746 from subsidiaries of KUAL for contracted nursing services. There were no costs incurred in 1999.

       A management and non-competition agreement (the "Agreement") between the Company and KUAL extended to September 30, 2000 prohibits the Company from lending money to (or borrowing money from) KUAL.

       Pursuant to the Agreement, KUAL provides services to the Company, which includes, among others, the services of KUAL's senior executive management. A management fee equal to 1.6% of revenues is charged by KUAL to the Company for these services. The Company estimates that had it provided such services for itself, its costs would have been at least that amount.

       In 1997 the Company was charged $27, by a corporation owned by the

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

       Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

       Receivables from affiliates non-current and current are $3,403 and $2,626, in 1999 and 1998, respectively, that arose from the sales of nutritional and other products and services to wholly owned subsidiaries of KUAL. Interest on the outstanding balance and KUAL's share of common expenses paid on behalf of KUAL by the company.

       KUAL has agreed to pay back the June 30, 1999 $3.4 million balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. Due to the deterioration of KUALA's financial condition KUAL has also given the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by KUAL.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

       The (benefit) provision for income taxes consists of the following:

                                                  Years Ended June 30,
                                        ----------------------------------------
                                           1999          1998           1997
                                           ----          ----           ----

       Current

               Federal...............   $      (38)    $       -     $     400
               State.................           (8)            -            90
                                       ------------    ----------    -----------
                                        $      (46)    $       -     $     490

       Deferred:

               Federal...............           11            124           143
               State.................            1             25            29
                                       -----------    -----------    -----------
                                       $        12    $       149    $      172
                                       -----------    -----------    -----------
                                       $       (34)   $       149    $      662
                                       ============   ===========    ===========


       The following table reconciles the Federal income tax provision computed at statutory Federal income tax rates to the total (benefit) provision for income taxes shown above:

                                                       Years Ended June 30,
                                                  ----------------------------
                                                  1999      1998         1997
                                                  ----      ----         ----

       Federal income tax (benefit)

           provision at statutory rate            (395)     $ 117        $  550
       State income tax provision,
           net of Federal income tax
           benefit............................     (81)        25           112
       Increase (decrease) in valuation
           allowance..........................      10          -             -
       Other nondeductible expenses...........     331          -             -
       Other - net............................     101          7             -
                                                --------    -----        ------
                                                $  (34)     $ 149        $  662
                                                ========    =====        ======

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:

                                                                         June 30,
                                                                 ------------------------
                                                                     1999           1998
                                                                     ----           ----
       Net deferred income tax assets:
           Allowances for uncollectible accounts
             receivable........................................  $     756       $    647
           Net operating tax loss carry forwards...............         -              94
           Compensated absences, principally due
             to accrual for financial purposes.................         30             37
           Other - net   ......................................         28             38
                                                                 ---------       --------

           Sub-total     ......................................        814            816

           Valuation allowance.................................       (275)          (265)
                                                                 ----------      --------

           Net deferred income tax assets......................  $     539       $    551
                                                                 =========       ========

          A number of Federal and State income tax returns for previous years were not filed when due. The Company has completed and filed a portion of those outstanding returns. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes ultimately no Federal taxes are due. There are several claims for penalties and interest associated with late filings which are being appealed.

8.        Distribution Agreement

          In November 1994, the Company entered into a distribution agreement with a drug manufacturer under which the Company provides a specific home infusion therapy utilizing the manufacturer's drug. This agreement was renewed in January 1998 for another year. Under this agreement, accounts payable to the drug manufacturer ($3,215 at June 30, 1999) are secured by the Company's inventories of the drug ($25 at June 30, 1999) and related Accounts Receivable ($1,606 at June 30,
          1999).

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

          At June 30, 1999, and June 30, 1998 the Company had gross receivables from the Federal Government (Medicare) of approximately $2,033, and $2,725 respectively.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 1999, 1998 and 1997

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

          The carrying amounts of cash and cash equivalents, accounts receivable, amounts due from affiliates, short term debt, accounts payable and accrued expenses are reasonable estimates of their fair values.

11.       Fourth Quarter Adjustments

          As a result of a deterioration of the aging of the accounts receivable, the Company performed a detailed review of the balances and focused efforts on collection during the 4th quarter. As a result of this review, approximately $650 of bad debt expense was recorded in the 4th quarter. In addition, the Company determined that it was liable for $250 of additional taxes including interest and penalties. Such amount was recorded in the 4th quarter.

                                                                    Schedule II

                                 INFU-TECH, INC.
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
                          June 30, 1999, 1998 and 1997

    Column A                Column B                      Column C                  Column D              Column E
    --------                --------                      --------                  --------              --------
                                                          Additions
                                                -------------------------
                            Balance at          Charged to                                                Balance
                            beginning           cost and                                                   at end
   Description              of period           expenses           Other         Deductions(a)           of period
   -----------              ---------           --------           -----         --------------          ---------
Allowance for
  uncollectible
  accounts:

  1999......................  $   1,578        $       963        $      --           $    696         $     1,845
                                  =====             ======         ==========          =======               =====

  1998......................  $   1,995        $       353        $       -           $    770         $     1,578
                                  =====             ======         =========            ======               =====

  1997......................  $   2,456        $      (196)       $     513           $    778         $     1,995
                                  =====             ======         =========            ======               =====













   (a) Uncollectible accounts charged off during the year, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INFU-TECH, INC.

Date:   October 26, 1999                              By:  /s/  JACK ROSEN
                                                         --------------------
                                                            Jack Rosen
                                                       Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

          /s/  Jack Rosen            Chairman of the Board, Director (Principal
--------------------------------     Executive Officer)
               Jack Rosen

          /s/ Pritpal Virdee         President, Chief Operating Officer
--------------------------------     and Principal Financial Officer
              Pritpal Virdee

          /s/ Stephen Saposnik       Principal Accounting Officer
--------------------------------
              Stephen Saposnik

          /s/  Joseph Rosen          Director
--------------------------------
               Joseph Rosen

          /s/  Israel Ingberman      Director
--------------------------------
               Israel Ingberman

          /s/  Joseph M. Giglio      Director
--------------------------------
               Joseph M. Giglio

          /s/  Bruce Slovin          Director
--------------------------------
               Bruce Slovin