Form 10-Q
period 1999-09-30
INFU TECH INC
filed 1999-11-30
CIK 890152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

                         Commission File Number 0-21006

                                 INFU-TECH, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     22-3127689
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                  374 Starke Road, Carlstadt, New Jersey 07072
                    (Address of principal executive offices)

                                 (201) 896-0100
               Registrants telephone number, including area code




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes      No  X
                                                       ---     ---


         As of November 29, 1999 the Registrant had outstanding 3,262,571 shares of its $.01 par value Common Stock.

                                 INFU-TECH, INC.

                                      Index


Part I - Financial Information:
                                                                            Page
                                                                            ----
         Item 1
         ------

         Consolidated Balance Sheets at September 30, 1999
           (Unaudited) and June 30, 1999..................................    3

         Consolidated Statements of Operations (Unaudited) for
           the three months ended September 30, 1999 and 1998.............    4

         Consolidated Statements of Cash Flows (Unaudited) for
           the three months ended September, 1999 and 1998................    5

         Notes to Unaudited Consolidated Financial Statements.............    6


         Item 2
         ------

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................7 - 8

Part II - Other Information................................................   9

         Signatures........................................................  10

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)


                                                                   September 30,   June 30,
                                                                       1999          1999
                                                                       ----          ----
                                                                    (Unaudited)    (Audited)
                                     ASSETS
Cash and cash equivalents.........................................$       163     $       258
Accounts receivable, net of allowances for uncollectible
   accounts of $1,897 and $1,845..................................      7,662           7,799
Accounts receivable from affiliates...............................        510             340
Inventories.......................................................        512             541
Deferred income taxes.............................................        539             539
Prepaid expenses and other current assets.........................        325             381
                                                                  -----------     -----------

       Total current assets.......................................      9,711           9,858

Property and equipment, at cost, net of accumulated
   depreciation of $654 and $636..................................        373             317
Goodwill, net.....................................................        107             110
Receivables from affiliates, non current..........................      2,981           3,063
Other assets......................................................        269             450
                                                                  -----------     -----------

       Total assets...............................................$    13,441     $    13,798
                                                                   ==========     ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY


Short-term debt...................................................$       904     $       746
Accounts payable..................................................      7,066           7,192
Accrued payroll and related expenses..............................        584             222
Other current liabilities.........................................        416             440
                                                                  -----------     -----------

       Total current liabilities..................................      8,970           8,600

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized;
      3,262,571 issued............................................         33              33
   Additional paid-in capital.....................................      3,128           3,128
   Retained earnings..............................................      1,383           2,110
   Treasury stock, at cost; 39,300 shares.........................        (73)            (73)
                                                                  -----------     -----------

       Total stockholders' equity.................................      4,471           5,198
                                                                  -----------     -----------

Commitments and contingencies

       Total liabilities and stockholders' equity.................$     13,441    $    13,798
                                                                  ============    ===========



           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)



                                                           Three Months Ended September 30,
                                                                 1999           1998
                                                                 ----           ----
                                                                     (Unaudited)

Revenues....................................................  $     4,826   $     5,725
                                                              -----------   -----------

Costs and expenses:
     Medical and nutritional product........................        3,354         3,255
     Personnel..............................................        1,430         1,574
     Selling, general and administrative....................          692           738
     Provision for uncollectible accounts...................           52            77
     Management fees to majority shareholder ...............           70            92
     Depreciation and amortization..........................           22            26
     Other expense (income), net............................          (67)          (50)
                                                              -----------   -----------
                                                                    5,553         5,712
                                                              -----------   -----------
(Loss) Income before income taxes...........................         (727)           13

Provision for income taxes..................................            -             5
                                                              -----------   -----------

     (Loss) Net income  ....................................  $      (727)  $         8
                                                              ===========   ===========



Earnings per Share:
       Basic................................................        (0.22)         0.05
       Diluted..............................................        (0.22)         0.05

Basic weighted average number of common shares..............    3,262,571     3,262,571

Diluted weighted average number of common shares ...........    3,262,571     3,298,600




               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                                            Three Months Ended September,
                                                                                1999          1998
                                                                                ----          ----
                                                                                    (Unaudited)
Operating activities:
   Net (loss) income .......................................................$     (727)   $       8

   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
         Depreciation expense...............................................        18           22
         Amortization of goodwill...........................................         4            4
         Provision for uncollectible accounts...............................        52           77
     Increase (decrease) in cash due to changes in:
           Accounts receivable..............................................        85         (331)
           Accounts receivable from affiliates .............................      (170)          27
           Inventories......................................................        29          395
           Prepaid expenses and other current assets........................        56         (183)
           Receivables from affiliates, non-current.........................        82          (61)
           Other assets.....................................................       181           25
           Taxes payable....................................................         -            5
           Short-term debt..................................................       158            -
           Accounts payable.................................................      (126)        (332)
           Accrued payroll and related......................................       362          331
           Other current liabilities........................................       (24)          58
                                                                            -----------  ----------

     Net cash (used in) provided by operating activities....................       (20)          45
                                                                            -----------  ----------

Investing activities:
   Expenditures for property and equipment..................................       (75)           -
                                                                            -----------  ----------

       Net cash (used in) provided by investing activities..................       (75)           -

Financing activities:
   Payment of capital lease obligations.....................................        --          (20)
                                                                            ----------   ----------

       Net cash used in financing activities................................        --          (20)

Net (decrease in) increase cash and cash equivalents........................       (95)          25

Cash and cash equivalents, beginning of period..............................       258          163
                                                                            ----------   ----------

Cash and cash equivalents, end of period....................................$      163   $      188
                                                                            ==========   ==========


           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. The Company

   Infu-Tech, Inc. (the "Company") is a provider of infusion therapy and specialty pharmaceuticals to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to patients in long-term care facilities. Shortly the Company will launch its disease management and specialty pharmaceutical programs on the internet. The site is named Smartmeds.com at URL www.Smartmeds.com and will include an online pharmacy featuring specialty pharmaceuticals, medical products, healthcare and disease management information and patient interaction with medical professionals. The Company is 58% owned by Kuala Healthcare, Inc. ("KUAL") formerly Continental Health Affiliates, Inc. ("CHA"), a public company. The minority 42% of the Company's equity is publicly traded.

   The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

2. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the three month period ended September, 1999, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000.

   These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 1999.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Total revenues decreased by $899,000, or 16%, from $5,725,000 to $4,826,000. The decrease was due to discontinuing relationships with managed care organizations that did not meet profitability standards.

The Company is currently in the process of negotiating revised terms for its contract with Genzyme, which will allow the Company to distribute Cerezyme at more acceptable profit levels. If it cannot accomplish this, the Company may have to discontinue selling Ceredase and Cerezyme.

Cost of medical and nutritional products sold to patients and other customers increased $99,000 or 3%, from $3,255,000 in 1998 to $3,354,000 in 1999. As a percentage of total revenues, medical and nutritional product costs increased from 57% in 1998 to 69% in 1999. The increase in the medical and nutritional product costs as a percentage of sales is attributable to the change in the product mix sold and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $144,000 or 9% from $1,574,000 in 1998 to $1,430,000 in 1999 due to reorganization of the corporate office and the Company's largest clinical office.

Selling, general and administrative expenses decreased by $46,000, or 10% from $738,000 in 1998 to $692,000 in 1999 due to a reduction in clinical and pharmacy costs as a result of lower revenues. This decrease was partially offset by development costs associated with the e commerce business.

The provision for uncollectible accounts was 1.1% of revenues in the period 1999 and 1.1% of revenues in 1998.

Management fees to Kuala Healthcare, Inc., ("KUAL") of $70,000 in 1999 and $92,000 in 1998 were 1.6% of revenues in both years.

Depreciation expense decreased from $26,000 in 1998 to $18,000 in 1999 due to property and equipment retirements. Amortization expense of $4,000 was recognized in both periods..

Other expense, net, of $(67,000) consisted primarily of interest expense on the Company's line of credit with Heller Financial and accounts payable credits.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes no additional Federal taxes are due. The Company presently has outstanding penalties and interest associated with late filings which are currently in the process of being appealed.

The net (loss) in 1999 was ($727,000) or ($0.22) per share compared to net income in 1998 of $8,000 or $0.05 per share due to decreased sales and higher cost of goods due to the product mix sold. The Company continues to consolidate its operation and reduce its clinical costs as the Company increases its specialty pharmaceutical revenue. Net (loss) before taxes for the quarter ended September 30, 1999 was ($727,000) compared to $13,000 for the comparable quarter last year.

                                 INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had total assets of $13.4 million, working capital of $0.7 million and a net worth of $4.4 million. Its liabilities consisted primarily of accounts payable and other operating obligations. On December 31, 1998, the Company closed on an Accounts Receivable Financing, providing for borrowing by the Company and its subsidiaries on a continuing and revolving basis, secured by eligible accounts receivable, in an amount not to exceed $1,500,000. As of September 30, 1999 the amount due on this line was $904,000. The Company has not entered into any other borrowing agreements.

At September 30, 1999, the balance in net accounts receivable for Infu-Tech was 2% lower than the balance at June 30, 1999 attributed to lower revenues. Infu-Tech's net accounts receivable has remained constant at 158 days since June 30, 1999.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by subsidiaries of Kuala Healthcare, Inc . At September 30, 1999, the Company's net accounts receivable from the nursing homes currently owned and operated by KUAL approximated $2.1 million. KUAL or its subsidiaries owes an additional $1.3 million for interest and other related items. Kual has agreed to pay back the $3.5 million balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. Due to the deterioration of Kuala's financial condition Kual has given the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by Kual. Although the total balance owed by KUAL did not increase during the quarter, the current portion increased by $170,000 while the non-current portion was reduced by this amount.

The Company will discontinue servicing third party payers who do not pay on a timely basis and continues an aggressive collection program for accounts receivable.

Year 2000 Compliance

The Company recently completed the purchase of a new hardware and software system. The total cost of the new system which the Company has been told is Year 2000 compliant, is estimated at $400,000 and will be funded through a capital lease agreement obtained by the Company.

The Company began implementing the new sytem in October. As with any implementation of a new computer system there are risks such as delays in down loading existing files, software that might require debugging, upgrading or training difficulties. The Company is taking steps that it believes to be reasonable and prudent to assess the Year 2000 readiness, and believes that it will be on schedule to replace, test and implement the new software and equipment required to be Year 2000 compliant.

Management believes that the most signficant risk to the Company for the Year 2000 problem is the effect such issues may have on third party payors, such as Medicare. News reports have indicated that various agencies of the federal government are having difficulty becoming Year 2000 compliant before the Year 2000. The Company has not year undertaken quantitification of the effects of such noncompliance or to determine whether such quantification is even possible. The Company has communicated with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party payors.

A slow down in payments because of Year 2000 problems experienced by third party payers could have a serious impact on the Company.

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

                                 INFU-TECH, INC.


Part II - Other Information


         Item 1.        Legal Proceedings

                        Presently, there are no pending material legal proceedings other than as reported in the Company's Form 10-K for the year ended June 30, 1999.

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




                                            Infu-Tech, Inc.


Date:  November 29, 1999                    /S/  PRITPAL VIRDEE
     -------------------------------        ------------------------------------
                                            Pritpal Virdee
                                            President and Chief Operating
                                            Officer



Date: November 29, 1999                     /S/ STEPHEN SAPOSNIK
     -------------------------------        ------------------------------------
                                            Stephen Saposnik
                                            Principal Accounting Officer