Form 10-Q
period 1999-12-31
INFU TECH INC
filed 2000-02-14
CIK 890152

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1999

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

                                 (201) 896-0100
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

         As of February 14, 2000 the Registrant had outstanding 3,262,571 shares of its $.01 par value Common Stock.

--------------------------------------------------------------------------------

                                 INFU-TECH, INC.

                                      Index


Part I - Financial Information:
                                                                                                      Page
                                                                                                      ----
         Item 1

         Consolidated Balance Sheets at December 31, 1999 (Unaudited)
           and June 30, 1999.......................................................................      3

         Consolidated Statements of Operations (Unaudited) for the three months
           ended December 31, 1999 and 1998........................................................      4

         Consolidated Statements of Operations (Unaudited) for the six months
           ended December 31, 1999 and 1998........................................................      5

         Consolidated Statements of Cash Flows (Unaudited) for the six months
            ended December 31, 1999 and 1998.......................................................      6

         Notes to Unaudited Consolidated Financial Statements......................................      7


         Item 2

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................  8 - 10

Part II - Other Information........................................................................      11

         Signatures................................................................................      12

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)


                                                                                           December 31,    June 30,
                                                                                               1999          1999
                                                                                               ----          ----
                                                                                            (Unaudited)    (Audited)
                                                 ASSETS
Cash and cash equivalents................................................................ $         129     $       258
Accounts receivable, net of allowances for uncollectible accounts
   of $1,956 and $1,845 .................................................................         8,128           7,799
Accounts receivable from affiliates......................................................           680             340
Inventories..............................................................................           383             541
Deferred income taxes....................................................................           539             539
Prepaid expenses and other current assets................................................           318             381
                                                                                                -------          ------

       Total current assets..............................................................        10,177           9,858

Property and equipment, at cost, net of accumulated depreciation
   of $671 and $636......................................................................           370             317
Goodwill, net ...........................................................................           103             110
Receivables from affiliates, non current (Net of allowance for uncollectible
   amounts of $58 and $58)...............................................................         2,886           3,063
Other assets.............................................................................           261             450
                                                                                                -------          ------

       Total assets......................................................................       $13,797     $    13,798
                                                                                                =======          ======

           LIABILITIES AND STOCKHOLDERS' EQUITY


Short term debt.......................................................................... $         646     $       746
Accounts payable.........................................................................         7,648           7,192
Accrued payroll and related expenses.....................................................           282             222
Other current liabilities................................................................           540             440
                                                                                                -------          ------


       Total current liabilities.........................................................         9,116           8,600

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,262,571 issued...........            33              33
   Additional paid-in capital............................................................         3,128           3,128
   Retained earnings.....................................................................         1,593           2,110
   Treasury stock, at cost; 39,300 shares................................................           (73)            (73)
                                                                                                -------          ------

       Total stockholders' equity........................................................         4,681           5,198
                                                                                                 --------        ------

Commitments and contingencies

       Total liabilities and stockholders' equity........................................ $      13,797     $    13,798
                                                                                          =============     ===========


           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)



                                               Three Months Ended December 31,
                                               -------------------------------
                                                      1999       1998
                                                      ----       ----
                                                        (Unaudited)


Revenues ...................................      $    5,809   $ 6,563
                                                  ----------    -------

Costs and expenses:
     Medical and nutritional product .......           3,585      4,077
     Personnel .............................           1,268      1,400
     Selling, general and administrative ...             589        676
     Provision for uncollectible accounts ..              59        112
     Management fees to majority shareholder              94        105
     Depreciation and amortization .........              21         26
     Other expense (income), net ...........             (17)        45
                                                  ----------    -------
                                                       5,599      6,441
                                                  ----------    -------
Income before income taxes .................             210        122

Provision for income taxes .................              --         85
                                                  ----------   -------

     Net income ............................         $   210    $    37
                                                  ----------    -------
                                                  ----------    -------





Earnings per Share:
       Basic................................            0.06       0.01
       Diluted..............................            0.06       0.01

Basic weighted average number of
     common shares..........................       3,262.571  3,262,571

Diluted weighted average number of
     common shares .........................       3,285,901  3,280,571








               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)



                                                                                       Six Months Ended December 31,
                                                                                       -----------------------------
                                                                                          1999             1998
                                                                                          ----             ----
                                                                                               (Unaudited)


Revenues .......................................................................... $       10,635      $    12,288
                                                                                    --------------   ---------------

Costs and expenses:
     Medical and nutritional product...............................................          6,939            7,332
     Personnel.....................................................................          2,698            2,974
     Selling, general and administrative...........................................          1,281            1,414
     Provision for uncollectible accounts..........................................            111              189
     Management fees to majority shareholder ......................................            164              196
     Depreciation and amortization.................................................             43               52
     Other expense (income), net...................................................            (84)              (4)
                                                                                    --------------   ---------------
                                                                                            11,152           12,153
                                                                                    --------------   ---------------

(Loss) Income before income taxes..................................................           (517)             135

Provision for income taxes.........................................................           ---                90
                                                                                    --------------   ---------------

     (Loss) Net income  ........................................................... $         (517) $            45
                                                                                    =============== ===============


Earnings per Share:
       Basic.......................................................................          (0.16)            0.01
       Diluted.....................................................................          (0.16)            0.01

Basic weighted average number of common shares.....................................      3,262,571        3,262,571

Diluted weighted average number of common shares ..................................      3,262,571        3,271,571






               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                                                        Six Months Ended December, 31
                                                                                        -----------------------------
                                                                                          1999               1998
                                                                                          ----               ----
                                                                                               (Unaudited)
Operating activities:
   Net (loss) income ............................................................... $       (517)         $    45

   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation expense.......................................................           35               44
         Amortization of goodwill...................................................            8                8
         Provision for uncollectible accounts.......................................          111              189
     Increase (decrease) in cash due to changes in:
         Accounts receivable........................................................         (440)          (2,473)
         Accounts receivable from affiliates .......................................         (340)             117
           Inventories..............................................................          158              382
           Prepaid expenses and other current assets................................           63             (266)
           Receivables from affiliates,non-current..................................          177               --
           Other assets.............................................................          189               24
           Taxes payable............................................................           --               65
           Short term debt..........................................................         (100)           --
           Accounts payable.........................................................          456            1,825
           Accrued payroll and related..............................................           60               43
           Other current liabilities................................................          100              (75)
                                                                                     ------------    --------------

     Net cash used in operating activities..........................................          477             (117)
                                                                                     ------------    --------------

Investing activities:
   Expenditures for property and equipment..........................................          (89)              (8)
                                                                                     ------------    --------------

       Net cash provided by (used in) investing activities..........................          (89)              (8)

Financing activities:
   Payment of capital lease obligations.............................................           --              (27)
                                                                                     ------------    --------------

       Net cash used in financing activities........................................           --              (27)

Net increase (decrease in) cash and cash equivalents................................         (129)            (107)

Cash and cash equivalents, beginning of period......................................          258              163
                                                                                     ------------    --------------

Cash and cash equivalents, end of period............................................ $        129   $           56
                                                                                     ------------    --------------
                                                                                     ------------    --------------

Supplemental disclosure of cash flow data:

   Income taxes paid................................................................ $         --   $           --



           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     1.The Company

         Infu-Tech, Inc. (the 'Company') is a provider of specialty pharmaceuticals to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to patients in long-term care facilities.

         Shortly the Company will launch its disease management and specialty pharmaceutical programs on the internet. The site is named Smartmeds.com at URL www.Smartmeds.com and will include an online pharmacy featuring specialty pharmaceuticals, medical products, healthcare and disease management information and patient interaction with medical professionals.

         The Company is 58% owned by Kuala Healthcare, Inc. ('KUAL'). The minority 42% of the Company's equity is publicly traded.

         The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

     2.Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

RESULTS OF OPERATIONS

Three Months ended December 31, 1999 Compared with Three Months Ended December 31, 1998

Total revenues decreased by $754,000 or 11.5%, from $6,563,000 to $5,809,000.
The decrease was due to reduced revenue for Cerezyme patients and lower infusion revenue. The Company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility that the Company's relationship with Genzyme will be discontinued.

Cost of medical and nutritional products sold to patients and other customers decreased by $492,000 or 12%, from $4,077,000 in 1998 to $3,585,000 in 1999. As a percentage of total revenues, medical and nutritional product costs were 62.1% in 1998 as compared to 61.7% in 1999. The decrease in the medical and nutritional product costs as a percentage of revenues is attributable to the reduction in revenue from Cerezyme which has a higher cost than the Company's other product lines.

Total personnel costs decreased by $132,000 or 9.4% from $1,400,000 in 1998 to $1,268,000 in 1999 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate headquarters.

Selling, general and administrative expenses decreased by $87,000, or 12.9% from $676,000 in 1998 to $589,000 in 1999 due to a reduction in clinical and pharmacy costs as a result of lower revenues and the closing of the Philadelphia pharmacy. This decrease was partially offset by development costs associated with the e commerce business.

The provision for uncollectible accounts was 1.1% of revenues in the period 1999 and 1.7% of revenues in 1998. The provision percentage was lowered from 1998 because the Company's experience of Accounts Receivable writeoffs has decreased.

Management fees to Kuala Healthcare, Inc., ('KUAL') of $94,000 in 1999 and $105,000 in 1998 were 1.6% of revenues in both years.

Depreciation expense decreased from $26,000 in 1998 to $21,000 in 1999 due to property and equipment retirements. Amortization expense of $4,000 was recognized in both periods..

Other expense, (income) of ($17,000) consisted primarily of interest expense on the Company's line of credit with Heller Financial and offset by interest income on accounts receivable and write offs of certain accounts payables.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes no additional Federal taxes are due.

The net income in 1999 was $210,000 or $.06 per share compared to net income in 1998 of $37,000 or $0.01 per share primarily due to decreased sales of Cerezyme and higher revenues for other infusion products. Net income before taxes for the quarter ended December 31, 1999 was $210,000 compared to $122,000 for the comparable quarter last year.

                                INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months ended December 31, 1999 Compared with Six Months Ended
December 31, 1998

Total revenues decreased by $1,653,000, or 13.5%, from $12,288,000 in 1998 to $10,635,000 in 1999, primarily due to a decrease in the reduced Cerezyme revenues. The company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility the Company's relationship with Genzyme will be discontinued.

Cost of medical and nutritional products sold to patients and other customers decreased by $393,000 or 5.3% from $7,332,000 in 1998 to $6,939,000 in 1999. As a percentage of total revenues, medical and nutritional product costs increased from 60% in 1998 to 65.2% in 1999. The increase in the medical and nutritional product costs as a percentage of sales is attributable to the changing of the product mix from reduced revenue from profitable contract service sales and the shift to more revenue from specialty pharmaceutical contracts.

Total personnel costs decreased by $276,000 or 9.3% from $2,974,000 in 1998 to $2,698,000 in 1999 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate offices.

Selling, general and administrative expenses decreased by $133,000, or 9.4% from $1,414,000 in 1998 to $1,281,000 in 1999. The decrease is largely attributable to increased operating efficiencies in nursing and pharmacy operations.

The provision for uncollectible accounts was 1.1% of revenues in 1999 and 1.5% of revenues in 1998. The provision percentage was lowered from 1998 because the Company's experience of Accounts Receivable writeoffs has decreased.

Management fees to Kuala Healthcare, Inc., ('KUAL') were 1.6% of revenues in both periods.

Depreciation expense decreased from $44,000 in 1998 to $35,000 in 1999 due to property and equipment retirements. Amortization expense of $8,000 was recognized during the current year.

Other expense (income) of ($84,000) consisted primarily of interest expense on the Company's line of credit with Heller Financial and offset by interest income on accounts receivable and writeoffs of certain accounts payables.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes no additional Federal taxes are due.

The net (loss) income in 1999 was ($517,000) or ($.16) per share compared to a net income in 1998 of $45,000 or $.01 per share. (Loss) Income before taxes for the six months ending December 31, 1999 was ($517,000) compared to $135,000 for the comparable prior period. The loss was primarily a result of the decrease in contract services revenue, exiting non profitable infusion business and reduced Cerezyme sales in the second quarter of fiscal 2000.

                                 INFU-TECH, INC.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had total assets of $13.8 million, working capital of $1.1 million and a net worth of $4.7 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company has in place an accounts receivable financing agreement. This agreement has a credit line not to exceed $1,500,000. This line is secured by eligible accounts receivable balance. As of December 31, 1999 the amount due on this line was $646,000. The Company has not entered into any other borrowing agreements.

     At December 31, 1999, the balance in net accounts receivable for Infu-Tech was 4% higher than the balance at June 30, 1999. This was attributed to slower collections. Infu-Tech's net accounts receivable has increased from 138 days sales outstanding at June 30, 1999 to 139 days sales outstanding at December 31, 1999.

     Among the nursing homes with which the Company does business are five facilities which are owned or managed by subsidiaries of Kuala Healthcare, Inc . At December 31, 1999, the Company's net accounts receivable from the nursing homes currently owned and operated by KUAL approximated $2.0 million. KUAL owes an additional $1.6 million for interest and other common expenses paid on behalf of KUAL by the Company.

     KUAL has agreed to pay back the $3.6 million balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. Due to the deterioration of KUALA's financial condition KUAL has given the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by KUAL.

     Year 2000 Compliance

     Infu-Tech completed its conversion to the new equipment and software at its corporate headquarters. The new IS processing and General Ledger system is now in place, and training and implementation of the new system has commenced. The new system is Year 2000 compliant.

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




                                           Infu-Tech, Inc.


Date:  February 14, 2000                   /S/  PRITPAL S. VIRDEE
     -------------------------             ----------------------
                                           Pritpal S. Virdee
                                           President and Chief Operating Officer




Date: February 14, 2000                    /S/ FREDERICK W. SCHMIDT
     -------------------------             ------------------------
                                           Frederick W. Schmidt
                                           Chief Financial Officer