Form 10-Q
period 2000-03-31
INFU TECH INC
filed 2000-05-15
CIK 890152

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

                         Commission File Number 0-21006

                                 INFU-TECH, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                22-3127689
      (State of other jurisdiction       (I.R.S. Employer Identification Number)
      incorporation or organization)

                      374 Starke Road, Carlstadt, NJ 07072
                    (Address of principal executive offices)

                                 (201) 896-0100
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -----

     As of May 15, 2000 the Registrant had outstanding 3,350,221 shares of its $.01 par value Common Stock.

--------------------------------------------------------------------------------

                                 INFU-TECH, INC.

                                      Index


Part I - Financial Information:

                                                                                                     Page
                                                                                                     ----

         Item 1
         ------

         Consolidated Balance Sheets at March 31, 2000 (Unaudited)
           and June 30, 1999.........................................................................  3

         Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 1999.............................................................  4

         Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 2000 and 1999.............................................................  5

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2000 and 1999.............................................................  6

         Notes to Unaudited Consolidated Financial Statements........................................  7

         Item 2
         ------

         Management's Discussion and Analysis of Financial Condition and

           Results of Operations.....................................................................8 - 10

Part II - Other Information.......................................................................... 11

         Signatures.................................................................................. 12

                                 INFU-TECH, INC.

                           Consolidated Balance Sheets

                (Dollars in thousands, except for share amounts)



                                                                                             March 31,      June 30,
                                                                                               2000          1999
                                                                                               ----          ----
                                                                                            (Unaudited)    (Audited)

                                                 ASSETS

Cash and cash equivalents.................................................................$        113    $      258
Accounts receivable, net of allowances for uncollectible accounts
   of $1,761 and $1,845. .................................................................       7,520         7,799
Accounts receivable from affiliates.......................................................         712           340
Inventories...............................................................................         578           541
Deferred income taxes.....................................................................         814           539
Prepaid expenses and other current assets.................................................         387           381
                                                                                            -----------     -----------

       Total current assets...............................................................      10,124         9,858

Property and equipment, at cost, net of accumulated depreciation
   of $696 and $636.......................................................................         496           317
Goodwill, net ............................................................................         100           110
Receivables from affiliates, non current .................................................       2,699         3,063
Other assets..............................................................................         375           450
                                                                                            -----------     -----------

       Total assets.......................................................................$     13,794     $  13,798
                                                                                            ===========    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt...........................................................................$        782     $     746
Accounts payable..........................................................................       7,450         7,192
Accrued payroll and related expenses......................................................         182           222
Income taxes payable......................................................................           5            --
Other current liabilities.................................................................         470           440
                                                                                           -----------    -----------

       Total current liabilities..........................................................       8,889         8,600

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,350,221 issued
   and outstanding........................................................................          33            33
   Additional paid-in capital.............................................................       3,239         3,128
   Retained earnings......................................................................       1,706         2,110
   Treasury stock, at cost;...............................................................         (73)          (73)
                                                                                          ------------    -----------

       Total stockholders' equity.........................................................       4,905         5,198
                                                                                          ------------    -----------

Commitments and contingencies

       Total liabilities and stockholders' equity.........................................$     13,794   $    13,798
                                                                                          =============   ===========



           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.

                      Consolidated Statements of Operations

                (Dollars in thousands, except per share amounts)



                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                                 2000             1999
                                                                                                 ----             ----
                                                                                                      (Unaudited)

Revenues...........................................................................         $     4,350        $     6,546
                                                                                            -----------        -----------

Costs and expenses:
     Medical and nutritional product ................................................             2,498              4,200
     Personnel ......................................................................             1,116              1,585
     Selling, general and administrative ............................................               533                699
     Provision for uncollectible accounts ...........................................                55                 70
     Management fees to majority shareholder ........................................                69                105
     Depreciation and amortization ..................................................                28                 26
     Other expense (income), net ....................................................                (3)               (37)
                                                                                            -----------        -----------
                                                                                                  4,296              6,648
                                                                                            -----------        -----------

Income (loss) before income taxes ...................................................                54               (102)

Provision (benefit) for income taxes ................................................                22                (59)
                                                                                            -----------        -----------

     Net income (loss) ............................................................         $        32        $       (43)
                                                                                            ===========        ===========





Earnings per Share:
       Basic ........................................................................               .01              (0.01)
       Diluted ......................................................................               .01              (0.01)

Basic weighted average number of common shares ......................................         3,350,221          3,262,571

Diluted weighted average number of common shares ....................................         3,350,221          3,262,571










               See accompanying consolidated financial statements

                                 INFU-TECH, INC.

                      Consolidated Statements of Operations

                (Dollars in thousands, except per share amounts)


                                                                                               Nine Months Ended March 31,
                                                                                               ---------------------------
                                                                                                2000             1999
                                                                                                ----             ----
                                                                                             (Unaudited)

Revenues............................................................................        $   14,885        $    18,834
                                                                                            ----------        -----------

Costs and expenses:
     Medical and nutritional product ................................................            9,437             11,532
     Personnel ......................................................................            3,814              4,559
     Selling, general and administrative ............................................            1,814              2,113
     Provision for uncollectible accounts ...........................................              166                259
     Management fees to majority shareholder ........................................              233                301
     Depreciation and amortization ..................................................               71                 78
     Other expense (income), net ....................................................               24                (41)
                                                                                            ----------        -----------
                                                                                                15,559             18,801
                                                                                            ----------        -----------

(Loss) Income before income taxes ...................................................             (674)                33

Provision for income taxes ..........................................................              270                 31
                                                                                            ----------        -----------

     Net (Loss) Income .............................................................        $     (404)       $         2
                                                                                            ==========        ===========





Earnings per share:
     Basic ..........................................................................             (.12)             (0.00)
     Diluted ........................................................................             (.12)             (0.00)

Basic weighted average number of common shares ......................................        3,350,221          3,262,571

Diluted weighted average number of common shares ....................................        3,350,221          3,262,571













               See accompanying consolidated financial statements

                                 INFU-TECH, INC.

                      Consolidated Statements of Cash Flows

                (Dollars in thousands, except per share amounts)


                                                                                        Nine Months Ended March 31,
                                                                                       ---------------------------
                                                                                        2000               1999
                                                                                        ----               ----
                                                                                              (Unaudited)

Operating activities:
   Net (loss) income ...............................................................$        (404)         $     2

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Depreciation expense.......................................................           60               67
         Amortization of goodwill...................................................           11               11
         Provision for uncollectible accounts.......................................          (84)             259
         Provision for deferred income taxes........................................         (275)              --
     Increase (decrease) in cash due to changes in:

            Accounts receivable.....................................................           363          (4,660)
                Accounts receivable from affiliates - current ......................         (372)            (108)
           Inventories..............................................................          (37)             210
           Prepaid expenses and other current assets................................           (6)            (560)
           Accounts receivable from affiliates - non-current........................          364               --
                Other assets........................................................           74               24
           Taxes payable............................................................            5               --
           Short term debt..........................................................           36                6
           Accounts payable.........................................................          258            3,403
           Accrued payroll and related..............................................          (40)             367
           Other current liabilities................................................           30            1,045
                                                                                    -------------   --------------

     Net cash used in operating activities..........................................          (17)              66
                                                                                    --------------  --------------

Investing activities:
   Expenditures for property and equipment..........................................         (239)              --
                                                                                    --------------  --------------

       Net cash (used in) provided by investing activities..........................         (239)              --

Financing activities:
   Exercise of options .............................................................          111               --
   Payment of capital lease obligations.............................................           --               --
                                                                                    -------------   --------------

       Net cash used in financing activities........................................          111               --

Net (decrease in) increase cash and cash equivalents................................         (145)              66

Cash and cash equivalents, beginning of period......................................          258              163
                                                                                    -------------   --------------

Cash and cash equivalents, end of period............................................$         113   $          229
                                                                                    =============   ==============




           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

1.   The Company

     Infu-Tech, Inc. (the "Company") is a provider of specialty pharmaceuticals to the non-hospital based health care market. This includes a broad range of complete home infusion therapy services including total parenteral nutrition therapy, antibiotic therapy and other therapies to patients at home and enteral nutrition infusion therapy and other medical services and products provided primarily to patients in long- term care facilities.

     In March, 2000 the Company launched its Internet health commerce site via its website Smartmeds.com. The Company's focused growth is based on applying wireless interactive communications platforms to create health solutions in partnership with our customers. Smartmeds.com serves major healthcare markets including HMO's self insured, and government programs.

     The Company is 58% owned by Kuala Healthcare, Inc. ("KUAL"). The minority 42% of the Company's equity is publicly traded.

     The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

RESULTS OF OPERATIONS

Three  Months  ended March 31, 2000  Compared  with Three Months Ended March 31,
1999

Total revenues decreased by $2,196,000, or 34%, from $6,546,000 to $4,350,000.
The decrease was due to reduced revenue for Cerezyme patients. The Company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility that the Company's relationship with Genzyme will be discontinued. On March 9, 2000 the Company launched it's specialty pharmaceutical programs on the Internet. The Company recognized $147,000 of Internet revenue during the quarter.

Cost of medical and nutritional products sold to patients and other customers decreased $1,702,000 or 41%, from $4,200,000 in 1999 to $2,498,000 in 2000. As a percentage of total revenues, medical and nutritional product costs were 65% in 1999 as compared to 58% in 2000. The decrease in the medical and nutritional product costs as a percentage of revenues is attributable to the reduction in revenue from Cerezyme which has a higher cost than the Company's other product lines.

Total personnel costs decreased by $469,000 or 30% from $1,585,000 in 1999 to $1,116,000 in 2000 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate headquarters.

Selling, general and administrative expenses decreased by $166,000, or 24% from $699,000 in 1999 to $533,000 in 2000 due to a reduction in clinical and pharmacy costs as a result of lower revenues and the closing of the Philadelphia pharmacy.

The provision for uncollectible accounts was 1.3% of revenues in the period 2000 and 1.1% of revenues in 1999. The provision percentage was increased from 1999 because of a slight increase in the Company's experience of Accounts Receivable writeoffs.

Management fees to Kuala Healthcare, Inc., ("KUAL") of $69,000 in 2000 and $105,000 in 1999 were 1.6% of revenues in both years.

Depreciation expense increased from $26,000 in 1999 to $28,000 in 2000 due to property and equipment purchases. Amortization expense of $4,000 was recognized in both periods.

Other expense, (income) of ($3,000) consisted primarily of interest expense on the Company's line of credit with Heller Financial and offset by interest income on accounts receivable with affiliates.

                                 INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes that if Federal taxes are due, they will be a minimum amount.


The net income in 2000 was $32,000 or $0.01 per share compared to net (loss) in 1999 of ($43,000) ($0.01). Net income (loss) before taxes for the quarter ended March 31, 2000 was $54,000 compared to ($102,000) for the comparable quarter last year.

                                 INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Nine Months ended March 31,2000 Compared with Nine Months Ended March 31, 1999

Total revenues decreased $3,949,000 or 21%, from $18,834,000 in 1999 to $14,885,000 in 2000, primarily due to a decrease in the reduced Cerezyme revenues. The company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility the Company's relationship with Genzyme will be discontinued.

Costs of medical and nutritional products sold to patients and other customers decreased $2,095,000 or 18%, from $11,532,000 in 1999 to $9,437,000 in 2000. As a percentage of total revenues, medical and nutritional product costs increased from 61% in 1999 to 63% in 2000. The increase in the medical and nutritional product costs as a percentage of sales is attributable to the changing of the product mix from reduced revenue from profitable contract service sales and the shift to more revenue from specialty pharmaceutical contracts.

Total personnel costs decreased by $745,000, or 16% from $4,559,000 in 1999 to $3,814,000 in 2000, primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate offices.

Selling, general and administrative expenses decreased by $299,000, or 14% from $2,113,000 in 1999 to $1,814,000 in 2000.

The provision for uncollectible accounts was 1.1% of revenues in 2000 and 1.4% of revenues in 1999. The provision percentage was lowered from 2000 because the Company's experience of Accounts Receivable writeoffs has decreased.

Management fees to Kuala Healthcare, Inc. ("KUAL") were 1.6% of revenues in both periods.

Depreciation expense decreased from $78,000 in 1999 to $71,000 in 2000 due to property and equipment retirements. Amortization expense of $8,000 was recognized during the current year.

Other expense (income) of ($24,000) consisted primarily of interest expense on the Company's line of credit with Heller Financial, income taxes payable, partially offset by interest income on accounts receivable from affiliates.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes that if Federal taxes are due, they will be a minimum amount.

The net (loss) income in 2000 was ($404,000) or ($0.12) per share compared to a net income in 1999 of $2,000 or $.00 per share. (Loss) Income before taxes for the nine months ending March 31, 2000 was ($674,000) compared to $33,000 for the comparable prior period. The loss was primarily a result of the decrease in contract services revenue, exiting non profitable infusion business and reduced Cerezyme sales in the third quarter of fiscal 2000.

                                 INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had total assets of $13.8 million, working capital of $1.2 million and a net worth of $4.9 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company has in place an accounts receivable financing agreement. This agreement has a credit line not to exceed $1,500,000. This line is secured by eligible accounts receivable balance. As of March 31, 2000 the amount due on this line was $782,000. The Company has not entered into any other borrowing agreements.

At March 31, 2000, the balance in net accounts receivable for Infu-Tech was 2.3% lower than the balance at June 30, 1999. This was attributed to slower collections. Infu-Tech's net accounts receivable has increased from 137 days sales outstanding at June 30, 1999 to 159 days sales outstanding at March 31, 2000.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by subsidiaries of Kuala Healthcare, Inc . At March 31, 2000, the Company's net accounts receivable from the nursing homes currently owned and operated by KUAL approximated $1.9 million. KUAL owes an additional $1.6 million for interest and other common expenses paid on behalf of KUAL by the Company.

KUAL has agreed to pay back the $3.5 million balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. Due to the deterioration of KUAL's financial condition KUAL has given the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by KUAL.

Year 2000 Compliance

Infu-Tech completed is conversion to the new equipment and software at its corporate headquarters. The new IS processing and General Ledger system is now in place, and training and implementation of the new system has commenced. The Company has not experienced any problems with critical systems, nor does it expect any continuing Year 2000 problems. The new system is Year 2000 compliant.

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

                                                    Infu-Tech, Inc.

Date:  May 15, 2000                                 /S/  JACK ROSEN
     -------------------------------                ---------------
                                                    Jack Rosen
                                                    Chairman and Director
                                                    (Chief Executive Officer)



Date: May 15, 2000                                  /S/ FREDERICK W. SCHMIDT
     -------------------------------                ------------------------
                                                    Frederick W. Schmidt
                                                    Chief Financial Officer