Form 10-K
period 2000-06-30
INFU TECH INC
filed 2000-10-13
CIK 890152

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 28, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $10.3 million.

As of September 28, 2000, 3,364,021 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of definitive proxy statement to be filed not later than October 28, 2000.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Part I
                                                                                                          Page
                                                                                                          ----
             Item 1.      Business..................................................................      3-11
             Item 2.      Properties................................................................        11
             Item 3.      Legal Proceedings.........................................................        12
             Item 4.      Submission of Matters to a Vote of
                              Security Holders......................................................        12



Part II

             Item 5.      Market Information........................................................        13
             Item 6.      Selected Consolidated Financial Data......................................        14
             Item 7.      Management's Discussion and Analysis of
                              Consolidated Financial Condition and Results
                              of Operations.........................................................     15-17
             Item 7A.     Quantitative and Qualitative Disclosures
                              About Market Risk.....................................................       17
             Item 8.      Consolidated Financial Statements and
                              Supplementary Data....................................................       18
             Item 9.      Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosures...............................       18


Part III ...........................................................................................       19



Part IV

             Item 14.   Exhibits, Consolidated Financial Statements, Financial
                              Statement Schedules, and Reports on Form 8-K..........................       20


Signatures..........................................................................................  Last Page

                                     PART I


Item 1. Business.

General

Infu-Tech, Inc. (the "Company") provides specialty pharmaceuticals, infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes), and other medical products to patients in their homes, nursing homes and subacute care facilities. It has recently launched an Internet website, Smartmeds.com, through which it plans to offer health management applications.

Smartmeds

In March, 2000 the Company formed Smartmeds.com through which it intends to provide health management applications through wireless devices such as cellular phones, PDA's and pagers. These applications may include medication reminders, targeted news, and prescription refills for people with chronic diseases. Smartmeds will pursue contracts with managed care organizations, clinical research organizations and other healthcare providers. Smartmeds may generate revenue from advertising, subscriber fees, wireless fees and increased Infu-Tech sales of specialty pharmaceuticals. Due to the evolving wireless market, the type of transactions in which Smartmeds engages and the way they are structured is likely to vary significantly. The Company launched its Internet health commerce site via its website Smartmeds.com.

Medical Services

The Company's traditional services are organized into two units. The specialty pharmaceutical unit provides specialty pharmaceutical and related services for patients with certain chronic diseases. It provides services that address the needs of patients with the following diseases: Gaucher Disease, a hereditary liver enzyme deficiency; hemophilia, a hereditary bleeding disorder; cardiac diseases; sickle cell disorders; respiratory diseases in pediatric patients; and growth hormone disorders. The Company also provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy, hydration therapy, injectable products and a variety of other therapies.

Key elements of the Company's strategy include: (i) expanding the number of chronic diseases served, and (ii) increasing its number of payor contracts. Further, through Smartmeds, it will create wireless applications for disease management.

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

The Company's continued marketing efforts directed at managed care companies bring significant opportunity to promote new programs like Disease Management through existing relationships. The Company is now expanding its marketing of specialty pharmaceuticals to its customer base. Specialty pharmaceuticals include Cerezyme for Gauchers patients, Synagis for prevention of serious respiratory diseases in pediatric patients, growth hormone drugs and other injectable drugs.

The following table sets forth the percentages of the Company's revenues, by service unit, from the various therapies, products and services.

                                   Year ended                         Year ended                          Year ended
                                  June 30, 1998                     June 30, 1999                        June 30, 2000
                                  -------------                     -------------                        -------------

                    Intravenous   Contract    Total    Intravenous     Contract      Total     Intravenous   Contract      Total
                     Infusion     Services   Revenues    Infusion      Services     Revenues     Infusion    Services     Revenues
                     --------     --------   --------    --------      --------     --------     --------    ---------    --------
Enteral Nutrition ...      4%          77%     19%          5%              75%        21%            6%        81%         16%
Antibiotic ..........     19%          --      15%         17%              --         13%           10%        --           8%
TPN .................      6%          --       4%          4%              --          3%            3%        --           3%
Immune Globulin .....      9%          --       7%         13%              --         10%           18%        --          15%
Ceredase/Cerezyme ...     41%          --      33%         45%              --         35%           36%        --          31%
Wound Care ..........     --           --      --          --               --         --            --         --          --
Other ...............     21%          23%     22%         16%              25%        18%           27%        19%         27%
                         ---          ---     ---         ---              ---        ---           ---        ---         ---

                         100%         100%    100%        100%             100%       100%          100%       100%        100%
                         ===          ===     ===         ===              ===        ===           ===        ===         ===

Overview of the Home Health Care Industry

One of the major factors contributing to the growth of home health care has been the use of alternate site health care to contain the rising costs of health care. Consumers of all types, including governmental bodies, managed care organizations, insurance companies and private payors are recognizing the savings that can be realized by offering care in the home as opposed to institutional settings. In addition, an aging population and patients' preferences for receiving health care in the comfort of the home, combined with advances in medical technology making the delivery of sophisticated treatments in the home a reality, are contributing to the continued growth of the home health care industry.

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

During recent years, a number of companies have been offering on-line access to pharmaceutical products. On-line pharmacies are particularly useful in providing medications for chronic diseases both intravenous, as well as orals, which will help grow the market opportunity.

Specialty Pharmaceuticals

Specialty pharmaceuticals are drugs that are used on a recurring basis to treat certain chronic and potentially life threatening diseases, are administered through intravenous and injection; and require temperature control or other specialized handling as part of their distribution process. The Company provides services that address the needs of patients with the following diseases, Gaucher's disease, Hemophilia, Multiple Sclerosis, Crohn's disease, respiratory diseases in pediatric patients and growth hormone disorders.

Intravenous Infusion Therapy

The Company's infusion therapy principally involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes, often as a continuation of treatment initiated in the hospital. The Company believes the primary factors contributing to the growth of the non-hospital infusion therapy market have been health care cost containment pressures, incentives by third party payors to use home care, rapid growth of the elderly population and increased acceptance of home infusion therapy by the medical community and patients. Additionally, the number of therapies that can be administered safely outside the hospital has increased significantly in recent years because of technological innovations such as more sophisticated portable infusion control devices, implantable injection ports, new vascular access devices and advances in drug therapy. Consequently, more infections and diseases that would otherwise have required patients to be hospitalized are now treated without hospitalization.

Before accepting a patient for infusion therapy, the Company consults with the physician or clinician and hospital personnel in assessing the patient's specific medical needs and suitability for home infusion therapy. This process includes an assessment of the patient's physical condition as well as social factors such as the stability of the patient's home life and the availability of family members or others who can assist in the administration of the patient's infusion therapy. Once the patient is accepted for therapy, the Company provides training and education to the patient and his family or others relating to proper infusion techniques, care and use of equipment, care of infusion sites, and other aspects of the patient's infusion therapy. Infusion therapy equipment, consisting primarily of poles and pumps, is owned or leased by the Company and provided to patients along with other services.

Throughout the course of treatment, all prescribed drugs and solutions are delivered directly to the patient's home or to an Infu-Tech credentialed subacute care facility. In approximately 90% of the cases, the Company's own pharmacies provide the prescribed drugs, solutions and supplies. Due to geography, patients who cannot be adequately serviced through a Company-owned pharmacy are covered by one of two satellite pharmacies. The Company maintains contact with the patient and the patient's physician in order to monitor and, when directed by the physician, refine the patient's plan of care. The Company's nursing and pharmacy services are available on-call 24 hours a day for consultation, home visits and special prescription needs.

A registered nurse clinical-coordinator follows each case and monitors the therapy with the patient, the nurses assigned to the case and the patient's physician. Billing information is coordinated at a central billing department which bills the appropriate payor and tracks payments.

The Company arranges with nursing homes and other subacute facilities to supply infusion and other subacute therapies to patients admitted on a short-term basis.

Contract Services

Since 1990, the Contract Services unit has offered an expanding number of products to patients in nursing homes and other health care institutions, and it expects to offer additional products, embodying advances in health care technology, in the future. On the other hand, changes in reimbursement regulations or interpretations have led the Contract Services unit to reduce sales of some products in the past and may do so in the future.

Products and services are provided through arrangements with the long term care facilities for specific residents' use. Generally, the Company bills a third party payor, principally Medicare, on behalf of the individual resident. The resident is responsible for any charges that are not paid by third party payors.

A majority of the products and services the Company provided to residents of long term care facilities involved enteral nutrition therapy. The Company markets a variety of products when they are eligible for reimbursement under Medicare and other programs. These include, in addition to enteral feeding, parenteral feeding, medical/surgical products, wound care products, urological products and other supplies.

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

Orders for products and services are processed through the customer service department at the Company's corporate offices in Carlstadt, New Jersey and shipped from the Company's Carlstadt warehouse. The Company primarily uses its own trucks for local (New York-New Jersey) deliveries and common carriers for deliveries outside the local area.

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

Most of the Company's contract services revenues result from Medicare reimbursement. The Company has more than fifteen years' experience in billing Medicare. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients; in other cases, the Company bills other third party payors or patients responsible for co-insurance reimbursement. The Company often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from residents. The Company actively pursues the residents or guarantors for this payment, and where necessary uses legal action. Inability to collect the 20% co-insurance portion of bills contributes to the Company's provision for uncollectible accounts.

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

The following table details the sources of payments to the Company during the twelve months ended June 30, 2000:

                                     Home
                                    Infusion/
                                    Specialty         Contract          Total
                                Pharmaceuticals       Services        Revenues
                                ---------------       --------        --------

Medicare......................           3%              80%            20%
Private Pay...................          91%               2%            75%
Medicaid......................           6%              18%             5%
                                       ---              ---            ---

                                       100%             100%           100%
                                       ===              ===            ===

Sales and Marketing

The Company's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. The Company's products and services are marketed through its sales force and clinicians. The Company's sales force is responsible for establishing and maintaining referral sources. As of June 30, 2000, the sales force included one sales representative, who reports to a regional manager, and five employees who have both sales and clinical responsibilities. Sales employees receive a base salary plus commissions based on revenues. The Company conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist sales employees in targeting and developing new revenue sources. The Company has also begun marketing its products and services online through its subsidiary Smartmeds.com at URL www.Smartmeds.com. The site features specialty pharmaceuticals, medical products, health care and disease management information and patient interaction with medical professionals.

The "Infu-Tech" trademark is registered and is established in the areas in which the Company does business.

Suppliers

The Company purchases drugs and other materials and leases equipment from many suppliers. The Company believes there are alternative sources for virtually all the supplies and equipment it requires except Cerezyme. The Company has a distribution agreement with Genzyme. The Company is attempting to negotiate new terms which will enable it to distribute those products at an adequate profit level. If it cannot do that, the Company may have to discontinue selling Cerezyme.

We focus on a limited number of complex and expensive drugs that serve small patient populations.

Our agreements with these suppliers are short-term and cancelable by either party without cause.

Competition

The segments of the health care market in which the Company operates are highly competitive and are becoming more competitive. In each of its lines of business there are relatively few barriers to entry, a limited number of national providers, as many of the large national providers have recently merged, and numerous regional and local providers. The principal competitors for sales to residents in long term care facilities are local providers of health care products and the operators of the facilities themselves. All of the drugs, supplies and services that we provide are also available from our competitors. Our current competitors include other specialty pharmacy distributors; specialty pharmacy divisions of wholesale drug distributors; pharmacy benefit management companies; home infusion therapy companies; and other alternative site healthcare providers.

Many of our competitors have substantially greater resources and more established operations and infrastructure than we have. We are particularly at risk from any of our significant suppliers deciding to pursue its own distribution and services and not outsource these needs to companies like us. A significant factor in effective competition will be an ability to maintain and expand relationships with managed care companies, pharmacy benefit managers and other payors who can effectively determine the pharmacy source for their enrollees.

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

Potential Liability and Insurance

Participants in the health care market are subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. The Company could be subject to such suits. However, to date the Company has not been subject to a significant lawsuit by a purchaser of its products or services. The Company maintains general liability insurance, including insurance against professional and products liability, with excess coverage limits of $10 million. The Company's general insurance policy provides coverage on an "occurrence" basis and is subject to annual renewal. A successful claim against the Company in excess of the applicable insurance coverage could have a material adverse effect upon the Company's business and results of operations. Claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all.

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

The Federal government and each of the states in which the Company currently operates regulate some aspects of the Company's business. In particular, the operations of the Company's branch locations are subject to Federal and state laws. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practices of people providing various therapies, pharmacy and nursing. Certificates of need, permits or licenses may be required for certain business activities and may be restricted or otherwise difficult to obtain. The Company believes it and its employees have all certificates of need, permits and licenses which are required for the business currently being conducted by the Company. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business.

Pharmacies and pharmacists must obtain state licenses to operate or dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses or states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

There are Federal laws which generally prohibit any remuneration in return for the referral of Medicare or Medicaid patients, and prohibit the referral of any Medicare or Medicaid patient by a health care practitioner to a provider in which the practitioner has an ownership or financial interest. In addition, the Federal government and several states in which the Company operates have laws that prohibit financial arrangement, certain direct or indirect payments or fee-splitting arrangements between health care providers. Increased attention has been paid recently to enforcement of these laws and regulations. Possible sanctions for failure to comply with these laws and regulations include exclusion from government programs, loss of license and civil and criminal penalties.

The Department of Health and Human Services recently proposed regulations implementing the Administrative Simplification provision of the Health Insurance Portability Accountability Act concerning maintenance, transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when enacted will require development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs.

Prospective payment which was introduced January 1, 1999 and redefined reimbursement for nursing homes from Medicare may have an effect on the Company's potential to gain new business for its Contract Services division. However, to date it has not had an impact on our business.

Risk Factors

We and our businesses are subject to a number of very substantial risks, including the following:

o    Reliance on development of biopharmaceutical products.

     Our business is highly dependent on biopharmaceutical companies' development of drugs of the type we provide and their ability to educate doctors and others about the benefits of those drugs. We could be hurt by anything, including changes in the Federal Drug Administration approval process or governmental restrictions on prices of drugs, which would reduce or delay biopharmaceutical companies development or marketing of drugs we can provide.

o    Reliance on relationships with Genzyme.

     Although there are multiple sources for most of the supplies and equipment we require, we obtain a significant portion of our revenues by distributing Cerezyme, a treatment for Gaucher's disease manufactured by Genzyme Corporation, under a distribution agreement with Genzyme. We have for some time been attempting to negotiate new terms with Genzyme including a higher distribution fee. If we cannot do that, we may have to discontinue selling Cerezyme. That would materially reduce our revenues, but would not necessarily adversely affect our net operating results.

o    Relationship conflict with affiliate.

     Kuala Healthcare, Inc. (KUAL) owns 52% of the stock of the Company, and the Company's directors excluding Mr. Glickman are also directors of Kuala. The Company's directors may be influenced by Kuala's cash needs in deciding whether the Company should declare dividends.

o    Competition

     The segments of the health care market in which we operate are highly competitive and are becoming more competitive. In each of our lines of business, there are relatively few barriers to entry. Our competitors include some national providers, which have been acquiring regional and local providers. However, our principal competitors, particularly for sales to residents in long term care facilities, are local providers of health care products and the operators of the facilities themselves. We would face a particular problem if our suppliers decided to pursue their own distribution, rather than outsourcing their needs to companies like us. Also, Infusion Therapy is being affected by increasing availability in oral form of medications which previously were available only by intravenous infusion.

o    We could be substantially harmed by health care cost containment efforts.

     A substantial portion of our revenues come from governmental and non-governmental third-party payors. They have been under great pressure to contain costs. We have been, and may continue to be, materially and adversely affected by cost containment trends within the health care industry. We also have been, and may continue to be, substantially affected by financial difficulties suffered by non-governmental payors, such as managed care organizations and private physician practices.

o    Our cash flows are substantially affected by payment delays.

     Even at instances in which we are able to charge what we believe are adequate prices, we have encountered substantial delays in receiving payments from third party payors. Our outstanding accounts receivable have increased from 158 days' sales at June 30, 1999 to 180 days' sales at June 30, 2000. The long time it takes us to get paid imposes severe strains on our cash resources and has required us to delay payments to our suppliers. This has, among other things, impaired our relationships with some of our suppliers.

o Our business will suffer if we lose relationships with managed care organizations and other third party payors.

     We are highly dependent on reimbursement from managed care organizations and other non-governmental payors. Many organizations seek to limit the number of providers that supply drugs to their members. They sometimes require that we and our competitors bid for contracts. Failure to maintain our relationships with significant managed care organizations or similar third party payors could seriously impair our business and results of operations.

o    Possible Liability.

     Participants in the health care market are subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. To date we have not been subject to a significant lawsuit by a purchaser of our products or services, but we could be. We maintain insurance against professional and product liability with excess coverage limits of $10,000,000. However, a successful claim substantially in excess of that amount could have a materially adverse effect upon us. Further, our insurance policy is subject to annual renewal, and it may not be possible to obtain liability insurance in the future on acceptable terms or at all. Also, claims against us, regardless of their merit or eventual outcome, may have a material adverse effect upon our reputation.

o    Impacts of government regulation.

     The health care industry is subject to extensive regulation and frequent regulatory changes. Changes in the law or new interpretations of existing law can have a dramatic effect on what we can do, our cost of doing business and the amount of reimbursement we receive from governmental third party payors, such as Medicare and Medicaid. Also, we could be hurt by interpretations of what the appropriate charges are under government programs which affect audits of what we charge.

     We may need certificates of need, permits or licenses for some of our activities, and they may be restricted or otherwise difficult to obtain. We believe we have all the certificates of need, permits and licenses which are required for our current business. However, failure to obtain, renew or maintain required regulatory approvals or licenses could adversely affect us.

     Federal laws prohibit remuneration in return for the referral of Medicare or Medicaid patients. In addition, the Federal government and several states have laws that prohibit fee splitting arrangements between health care providers. Increased attention has been paid recently to enforcement of these laws and regulations. Possible sanctions for failure to comply with them include exclusion from government programs, loss of license and civil and criminal penalties. Because we try hard to comply with these laws and regulations, we believe we benefit from them, rather than being hurt by them. Nonetheless, we could be materially injured if we unintentionally violate them.

     Our SmartMeds.com activities could be significantly affected by recently proposed regulations implementing the Administrative Simplification provision of The Health Insurance Portability and Accountability Act concerning maintenance, transmission and security of electronic health information, particularly about identifiable individuals. Failure to comply with these regulations could result in administrative or criminal sanctions, including exclusion from the Medicare and Medicaid programs.

     The prospective payment system, which was introduced in January 1999 and redefined reimbursement for nursing homes under Medicare, could affect our ability to gain new business for our Contract Services Division, although it does not seem to have done so to date.

o    A number of factors could affect the development of Smartmeds.com.

     Our ability to develop Smartmeds.com and its wireless applications will be affected by a number of factors, including:

     - The acceptance of the Internet and wireless devices as means for accessing health services.

     - The ability of our business development and sales personnel effectively to sell our electronic services.

     - The willingness of managed care organizations, clinical research organizations and other health care providers to use our Internet and wireless services.

     - The willingness of users to provide personal health information for us to use in rendering Internet or wireless health care services.

     - Changes in government regulations regarding privacy of health information.

     - Our need to rely on technology companies to develop and maintain the applications we will be offering.

     - The ability of wireless carriers to provide coverage that allows information to be received any time and any place.

o    Possible liability resulting from our Smartmeds activities.

     We will be obtaining content, commerce information and personal health information from third parties. When we integrate and distribute this information over the Internet and wireless devices, we may become liable for the data that is transmitted as well as the timely delivery of the data. Smartmeds expects to require users to sign a disclaimer which acknowledges that Smartmeds' services will be only a supplement to their health routine and that we will not be responsible for users' compliance with medication programs and other health requirements. Nonetheless, we may be subject to claims if information we provide is inaccurate (whether or not that is our fault) or if information does not reach users in a timely manner.

o    We have only very limited access to capital.

     In order to implement our growth strategy, we will need substantial capital resources, including access to short-term and long-term indebtedness. Currently, we have only a $1.5 million working capital line, and our operating results during the past several years may make it difficult for us to raise additional financing through banks, in public markets or otherwise.

Executive Officers of the Company

The following is a list of executive officers of the Company, together with a brief description of the business experience for the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors".

         Name                           Office                         Age
         ----                           ------                         ---

     Jack Rosen             Chairman of the Board of Directors,         54
                            Chief Executive Officer

     Daniel Rosen           President                                   26

     Joseph Rosen           Vice President, Assistant Secretary         49
                            and Director

     Frederick Schmidt      Chief Financial Officer                     54

     Israel Ingberman       Secretary, Director                         54

Daniel Rosen joined the company as President in August of 2000. Prior to that he had served as the Director of Business Development and Commerce at the Walt Disney Internet Group. While at The Walt Disney Internet Group, Rosen created and implemented business plans and online strategies, negotiating distribution, commerce and content partnerships for properties including ABCNEWS.com, ESPN.com, Disney.com, Family.com and Go.com. Rosen is a graduate of Harvard University. His father, Jack Rosen, is the Chairman of the Board of Infu-Tech.

Frederick Schmidt joined the company as Chief Financial Officer in October 1999. Prior to that he held positions as Chief Financial Officer of Programmers Paradise, Kroll Associates, Hark Environmental, and Controller of McKinsey & Co. Schmidt has an MBA in Finance and a BS and MS in Chemical Engineering.

Employees

As of June 30, 2000, the Company had approximately 98 employees. Of these employees, four were in executive capacities (in addition to executives of Kuala Healthcare, Inc. who render services to the Company), 6 were in sales or service capacities, five of which also had clinical responsibilities, approximately 48 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. The Company's employees are not currently represented by a labor union or other labor organization. The Company believes that its employee relations are good.

Item 2. Properties.

The Company maintains corporate offices in Carlstadt, New Jersey and it leases three branch offices for its branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for the Company's inventory of equipment and supplies. In addition, the Company maintains pharmacies in Memphis, Tennessee, and Woburn, Massachusetts and a warehouse in Carlstadt, New Jersey. The Company's pharmacy previously located in Moonachie, New Jersey is in the process of being relocated to Carlstadt, New Jersey. Lease payments for the corporate office, three branch offices, the central pharmacy, the Memphis and Woburn pharmacies, and the warehouses total $27,520 per month. In communities which cannot be serviced from a Company office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.

Item 3. Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of security holders during the year ended June 30, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters.

The high and low last sale prices of the Company Stock reported on the NASDAQ National Market System with regard to each calendar quarter during 1999 and through June 30, 2000 were as follows:

                                            High                       Low

         1999:
        First Quarter                         4.25                     1.312
        Second Quarter                        1.50                      .562
        Third Quarter                         1.68                      . 75
        Fourth Quarter                        2.125                     1.00

        2000:
        First Quarter                        20.25                      2.75
        Second Quarter                        8.00                      2.00

The Company has not paid any dividends on its Common Stock since shares were sold to the public in December 1992. Any decision by the Company's Board of Directors to pay dividends on its Common Stock in the future will be based upon the Company's earnings, cash flow, capital needs and available funds, and any other factors the Company's directors deem relevant. Because Kuala Healthcare, Inc. owns 52% of the stock of the Company, and the Company's directors excluding Mr. Glickman are also directors of Kuala, the Company's directors may be influenced by Kuala's cash needs in deciding whether the Company should declare dividends. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits.

As of September 30, 2000, there were 41 holders of record of the Company's Common Stock.

Item 6. Selected Financial Data.

The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements as of June 30, 2000 and 1999 and for each of the years in the three year period ended June 30, 2000 and the related notes, included elsewhere in this Report.

                                                                                     Years Ended June 30,
                                                                                     --------------------

                                                             2000             1999             1998            1997            1996
                                                             ----             ----             ----            ----            ----
Revenues .........................................         $18,653          $25,486          $26,466         $26,003         $24,638
(Loss) income before income taxes ................          (3,419)          (1,162)             345           1,615           1,465
(Benefit) provision for income taxes .............             (24)             (34)             149             662             270
Net (loss) income ................................         $(3,395)         $(1,128)            $196            $953          $1,195
(Loss) income per share
        Basic (1) ................................          $(1.01)           $(.35)            $.06            $.30            $.38
        Diluted (2) ..............................          $(1.01)           $(.35)            $.06            $.29            $.38

                                                                                            June 30,
                                                                                            --------

                                                             2000             1999             1998            1997            1996
                                                             ----             ----             ----            ----            ----
Accounts receivable (net) ........................          $6,415           $7,799           $6,530          $7,302          $5,669
Total assets .....................................          11,850           13,798           12,122          11,618
Working capital ..................................            (694)           1,258            3,502           5,044           4,696
Total stockholders' equity .......................           2,339            5,198            6,326           6,101           4,976

-----------------------
(1) Based on 3,355,221, 3,262,571, 3,125,666, 3,192,797, and 3,168,037 shares outstanding in the years ended in June 30, 2000, 1999, 1998, 1997 and 1996.

(2) Based on 3,355,221, 3,262,571, 3,328,213, 3,231,706, 3,210,407 diluted shares outstanding in the years ended in June 30, 2000, 1999, 1998, 1997 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Twelve Months Ended June 30, 2000 Compared with Twelve Months Ended
June 30, 1999.

Total revenues decreased by $6,833,000, or 26.8% from $25,486,000 in 1999 to $18,653,000 in 2000, primarily due to a decrease in Cerezyme revenues. In addition, the Company exited from contractual arrangements that were not meeting profitability standards. The Company is currently in the process of attempting to negotiate revised terms for its contract with Genzyme, including a higher distribution fee. If it cannot accomplish this, the Company may have to discontinue selling Cerezyme.

Costs of medical and nutritional products sold to patients and other customers decreased by $4,156,000 or 26.2% from $15,855,000 in 1999 to $11,699,000 in
2000. As a percentage of total revenues, medical and nutritional product costs remained relatively consistent from 1999 to 2000.

Total personnel costs decreased by $1,166,000 or 19.4% from $6,008,000 in 1999 to $4,842,000 in 2000, primarily due to a change in the business mix to include more sales of specialty pharmaceuticals which require less nursing and pharmacy time and to the closing of the Philadelphia pharmacy operations.

Selling, general and administrative expenses in 2000 decreased by $483,000, or 14.4% from $3,355,000 in 1999 to $2,872,000 in 2000. The main reasons for the reduction were the closing of a facility and a reduction in general and administrative costs associated with lower personnel.

Management fees to Kuala Healthcare, Inc. of $288,000 in 2000 and $390,000 in 1999 were approximately 1.6% of revenues in both years.

After an in-depth management review of the aging of it's accounts receivable, the Company increased its allowance for uncollectible accounts by $1,514,000 due to a slow down in collections in the home health care industry.

Depreciation and amortization expense increased from $84,000 in 1999 to $221,000 in 2000 due to the purchase of computer equipment.

Other expenses (income) of $386,000 in 2000 and ($7,000) in 1999 consisted of interest income of $222,000, interest expense of $608,000, including $318,000 of interest to Genzyme and net interest income of $7,000 in 1999.

The net loss in 2000 was $3,395,000 or $1.01 (diluted) per share compared to a net loss in 1999 of $1,128,000, or $.35 (diluted) per share. The loss before taxes for the twelve months ended June 30, 2000 was $3,419,000 compared to $1,162,000 for the comparable prior period. The change was due primarily to a lower volume of business.

A number of Federal and State income tax returns for previous years were not filed when due. All prior year returns will be completed and filed shortly. The Company believes no Federal taxes are due. There are several claims for penalties and interest associated with late filings, which have been, or will be appealed.

Twelve Months Ended June 30, 1999 Compared with Twelve Months Ended
June 30, 1998.

Total revenues decreased by $980,000, or 3.7%, from $26,466,000 in 1998 to $25,486,000 in 1999, primarily due to a decrease in contract services division revenues. The decrease in infusion revenues is due to the decrease in Cerezyme revenues. The Company is currently in the process of negotiating revised terms for its contract with Genzyme, which will allow the Company to distribute Cerezyme at more acceptable profit levels. If it cannot accomplish this, the Company may have to discontinue selling Cerezyme.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Total personnel costs decreased by $1,150,000, or 16% from $7,158,000 in 1998 to $6,008,000 in 1999, primarily due to the realization of efficiencies within the nursing and pharmacy operations due to the change in the business mix reflecting more sales of the specialty pharmaceuticals which require less nursing and pharmacy time and the closing of the Florida Pharmacy operations.

Selling, general and administrative expenses in 1999 increased by $29,000, or 1% from $3,326,000 in 1998 to $3,356,000 in 1999.

Management fees to Kuala of $390,000 in 1999 and $423,000 in 1998 were 1.6% of revenues in both years.

After a management review of its existing policies and procedures for estimating collectability of its accounts receivable, the Company increased its provision for uncollectable accounts by $610,000. The Company did this because of difficulties experienced in collecting payments from managed care organizations.

Depreciation and amortization expense decreased from $152,000 in 1998 to $84,000 in 1999 due to retirement of property and equipment.

Other income, expense of ($7,000) in 1999 and $152,000 in 1998 consisted of interest payments in 1999 and write offs of accounts payable in 1998.

The net (loss) in 1999 was ($1,129,000), or ($.35) (basic) per share compared to net income in 1998 of $196,000, or $.06 (basic) per share. The (loss) before taxes for the twelve months ended June 30, 1999 was ($1,163,000) compared to $345,000 for the comparable prior period. The change was due to a decrease in revenue, an increase in the cost of medical and nutritional products and higher provision for uncollectable accounts.

Liquidity and Capital Resources

As of June 30, 2000, the Company had total assets of $11.8 million, working capital of $(0.7) million and a net worth of $2.3 million. The Company has a $1.5 million line of credit with Heller Healthcare Financial secured by certain accounts receivable. As of June 30, 2000, the outstanding loan was $972,000. As of June 30, 2000 the Company was in default on its loan agreement. The Company's stockholder equity was $2.3 million versus the $4.0 million requirement. In addition, the Company had accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate the default. After giving effect to this waiver, the Company is in compliance with the loan covenants. The agreement with Heller expires on January 1, 2001. The Company is in the process of renegotiating its agreement with Heller and also exploring alternative borrowing alternatives.

At June 30, 2000, the Company's net accounts receivable were $6.4 million compared to $7.8 million, at June 30, 1999. The Company's accounts receivable from 158 days sales outstanding ("DSO") at June 30, 1999 to 180 DSO at year end. The 180 DSO is a result of slowed payments from managed care companies.

At June 30, 1999 the Company was owed $2.0 million by five subsidiaries of Kuala Healthcare, Inc., the Company's 52% stockholder which owns or operates nursing homes. No business was conducted by the Company in 2000 with any of the five facilities owned or managed by Kuala. At June 30, 2000, the Company's net receivable from those nursing homes increased to $2.2 million due to accrued interest. In addition, Kuala owes $1.4 million to the Company for Kuala's share of common expenses paid on behalf of Kuala by the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

KUAL has agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL also gave the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by Kuala. As of June 30, 2000 the Company had received $75,000 of the $431,000 from KUAL required under the agreement. The balance of the amount due in the fiscal year ended June 30, 2000 was paid subsequently. In September 2000 KUALA's subsidiaries which operates three of the five nursing home subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings does not affect Kuala's obligations under the agreement. The Company no longer sells products to the nursing homes of KUALA's (but does sell products and services to residents in them).

The Company incurred a $3.4 million loss for the year ended June 30, 2000 and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. Although the Company had net working capital of $(0.7) million at June 30, 2000, its current assets included $6.4 million of net accounts receivable. The company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce operating costs.

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

Item 10f. Exhibits

Exhibits

          The following exhibits are filed with this Report or incorporated by reference:

           3(a)  Certificate of Incorporation (1)

           3(b) Certificate of Amendment of Certificate of Incorporation (1) 3(C) By-laws (1)
           4(a)  Specimen of Common Stock Certificate(2)
           4(b)  Form of Representative's Warrant(1)
          10(a) Management and Non-Competition Agreement between Infu-Tech, Inc. and C.H.A. (1)

          10(c)  Infu-Tech 1992 Stock Option Plan.(1)
          10(d)  Distribution Agreement between Infu-Tech, Inc. and Genzyme
                 Corporation dated November 11, 1994.(3)
          10(e)  Infu-Tech 1996 Key Employees and Key Personnel Stock Option
                 Plan. (4)
          10(f)  Heller Healthcare Financial Loan And Security Agreement. To
                 be filed by amendment.
          21     List of Subsidiaries.

--------------------
     (1)  Incorporated by reference to Registration Statement File No. 33-50122.
     (2) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1992.
     (3) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1994.
     (4)  Incorporated by reference to definitive proxy statement dated June
          1996.
     (b)  Reports on Form 8-K filed during the year ended June 30, 1999.
     (c)  The exhibits to this Report are listed in Item 14(a)(3).
     (d) The financial statement schedule required by Regulation S-K which is excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2).

                                    PART III

Part III Items 10 through 13 are incorporated by reference to a definitive statement to be filed not later than October 28, 2000.

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

      2.  Financial Statement Schedules

          Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.

      3.  Exhibits

          The following exhibits are filed with this Report or incorporated by reference:

           3(a)  Certificate of Incorporation (1)

           3(b) Certificate of Amendment of Certificate of Incorporation (1) 3(C) By-laws (1)
           4(a)  Specimen of Common Stock Certificate(2)
           4(b)  Form of Representative's Warrant(1)
          10(a) Management and Non-Competition Agreement between Infu-Tech, Inc. and C.H.A. (1)

          10(c)  Infu-Tech 1992 Stock Option Plan.(1)
          10(d)  Distribution Agreement between Infu-Tech, Inc. and Genzyme
                 Corporation dated November 11, 1994.(3)
          10(e)  Infu-Tech 1996 Key Employees and Key Personnel Stock Option
                 Plan. (4)
          10(f)  Heller Healthcare Financial Loan And Security Agreement. To
                 be filed by amendment.
          21     List of Subsidiaries.


--------------------
     (1)  Incorporated by reference to Registration Statement File No. 33-50122.
     (2) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1992.
     (3) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1994.
     (4)  Incorporated by reference to definitive proxy statement dated June
          1996.
     (b)  Reports on Form 8-K filed during the year ended June 30, 1999.
     (c)  The exhibits to this Report are listed in Item 14(a)(3).
     (d) The financial statement schedule required by Regulation S-K which is excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2).

                                 INFU-TECH, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000, 1999 and 1998
                   (With Independent Auditors' Report Thereon)

                                 INFU-TECH INC.

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedule

                                                                      Page

1.        Consolidated Financial Statements:

          Independent Auditors' Report................................F - 3

          Balance Sheets

                  June 30, 2000 and 1999..............................F - 4

          Statements of Operations:

                  Years Ended June 30, 2000, 1999 and 1998............F - 5

          Statements of Stockholders' Equity:

                  Years Ended June 30, 2000, 1999 and 1998............F - 6

          Statements of Cash Flows:

                  Years Ended June 30, 2000, 1999 and 1998..    F - 7-F - 8

          Notes to Consolidated Financial Statements........    F - 9-F - 19

2.        Financial Statement Schedule:

          Valuation and Qualifying Accounts...........................S - 1


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

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infu-Tech, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




October 13, 2000

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                             (Except Per Share Data)

                                                                                                                  June 30,
                                                                                                                  --------

                                                                                                           2000                1999
                                                                                                           ----                ----
                                            ASSETS

Cash .......................................................................................               $128                $258
Accounts receivable, net of allowances for uncollectible
          accounts of $2,746 and $1,845 ....................................................              6,415               7,799
Accounts receivable from affiliates ........................................................              1,077                 340
Inventories ................................................................................                310                 541
Deferred income taxes ......................................................................                566                 539
Prepaid expenses and other current assets ..................................................                146                 381
                                                                                                        -------             -------

                  Total current assets .....................................................              8,642               9,858
Property and equipment, at cost, net of accumulated
          depreciation of $843 and $636 ....................................................                508                 317
Goodwill, net ..............................................................................                 96                 110
Accounts receivables from affiliates, non-current ..........................................              2,493               3,063
Other assets ...............................................................................                111                 450
                                                                                                        -------             -------

                  Total assets .............................................................            $11,850             $13,798
                                                                                                        =======             =======


             LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt ............................................................................               $972                $746
Accounts payable ...........................................................................              7,482               7,192
Accrued payroll and related expenses .......................................................                376                 222
Short-term obligation under capital lease ..................................................                121                  --
Other current liabilities ..................................................................                385                 440
                                                                                                        -------             -------

                  Total current liabilities ................................................              9,336               8,600

Long-term obligation under capital lease ...................................................                175                  --

                  Total liabilities ........................................................              9,511               8,600


Stockholders' Equity:

          Common stock, $.01 par value; 5,000,000 shares authorized;
                  3,355,221 (2000) and 3,262,571 (1999) issued .............................                 34                  33
          Additional paid-in capital .......................................................              3,663               3,128
          Retained earnings ................................................................             (1,285)              2,110
          Treasury stock, at cost; 39,300 shares ...........................................                (73)                (73)
                                                                                                        -------             -------

                  Total stockholders' equity ...............................................              2,339               5,198
                                                                                                        -------             -------

Commitments and contingencies

          Total liabilities and stockholders' equity .......................................            $11,850             $13,798
                                                                                                        =======             =======

          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                             (Dollars in thousands)
                        (Except Share and Per Share Data)

                                                                                                    Years Ended June 30,
                                                                                                    --------------------

                                                                                            2000             1999             1998
                                                                                            ----             ----             ----
Revenues ........................................................................         $18,653          $25,486          $26,466
                                                                                        ---------        ---------        ---------

Costs and Expenses:
           Medical and nutritional product ......................................          11,699           15,855           14,861
           Personnel ............................................................           4,842            6,008            7,158
           Compensation expense - administrative ................................             250               --               --
           Selling, general and administrative ..................................           2,872            3,355            3,326
           Provision for uncollectible accounts .................................           1,514              963              353
           Management fees to majority shareholder ..............................             288              390              423
           Interest expense .....................................................             318               --               --
           Depreciation and amortization ........................................             221               84              152
           Other expense (income), net ..........................................              68               (7)            (152)
                                                                                        ---------        ---------        ---------

                                                                                           22,072           26,648           26,121
                                                                                        ---------        ---------        ---------

(Loss) income before income taxes ...............................................          (3,419)          (1,162)             345

Income tax (benefit) provision ..................................................             (24)             (34)             149
                                                                                        ---------        ---------        ---------

           Net (loss) income ....................................................         $(3,395)         $(1,128)            $196
                                                                                        =========        =========        =========


(Loss) earnings per share
           Basic ................................................................          $(1.01)          $(0.35)           $0.06
                                                                                        ---------        ---------        ---------

           Diluted ..............................................................          $(1.01)          $(0.35)           $0.06
                                                                                        ---------        ---------        ---------

Basic weighted average number of common
            shares ..............................................................       3,355,221        3,262,571        3,215,666
                                                                                        ---------        ---------        ---------

Diluted weighted average number of common
           shares ...............................................................       3,355,221        3,262,571        3,328,213
                                                                                        =========        =========        =========

          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.

                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                               Additional                                     Total
                                                    Common       Paid-in       Retained        Treasury   Stockholders'
                                                                 Capital       Earnings         Stock         Equity
                                                                 -------       --------         -----         ------
Balance, June 30, 1997 .......................        $32        $3,100          $3,042          $(73)        $6,101

Net income ...................................         --            --             196            --            196

Warrants issued ..............................         --            --              --            --             --

Stock issued .................................         --            --              --            --             --

Exercise of options ..........................          1            28              --            --             29
                                                      ---        ------        --------         -----         ------

Balance, June 30, 1998 .......................        $33        $3,128          $3,238          $(73)        $6,326
                                                      ===        ======        ========         =====         ======


Net loss .....................................         --            --          (1,128)           --         (1,128)

Warrants issued ..............................         --            --              --            --             --

Stock issued .................................         --            --              --            --             --

Exercise of options ..........................         --            --              --            --             --
                                                      ---        ------        --------         -----         ------

Balance, June 30, 1999 .......................        $33        $3,128          $2,110          $(73)        $5,198
                                                      ===        ======        ========         =====         ======


Net loss .....................................         --            --          (3,395)           --         (3,395)

Exercise of options ..........................          1           535              --            --            536
                                                      ---        ------        --------         -----         ------

Balance, June 30, 2000 .......................        $34        $3,663         $(1,285)         $(73)        $2,339
                                                      ===        ======        ========         =====         ======

          See accompanying notes to consolidated financial statements.

                                 INFU-TECH, INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                        Years Ended June 30,
                                                                                                        --------------------
                                                                                                 2000           1999           1998
                                                                                                 ----           ----           ----
Operating activities:
    Net (loss) income ....................................................................    $(3,395)        $(1,128)      $   196

    Adjustments to reconcile net (loss)/income to net cash used in by operating activities:

            Amortization expense .........................................................         14              15            35
            Depreciation expense .........................................................        207              69           117
            Provision for uncollectible accounts .........................................      1,514             963           353
            Provision for deferred income taxes ..........................................        (24)             12           151

            Increase (decrease) from changes in:
            Accounts receivable ..........................................................       (130)         (2,232)         (809)
            Accounts receivable from affiliates ..........................................       (737)             97          (137)
            Inventories ..................................................................        231             911           202
            Prepaid expenses and other current assets ....................................        235            (216)          200
            Receivables from affiliates, non-current .....................................        570            (874)         (698)
            Other assets .................................................................        339            (310)          (17)
            Taxes payable ................................................................         --            (194)         (255)
            Accounts payable .............................................................        290           2,135           769
            Accrued payroll and related expenses .........................................        151            (213)          (64)
            Other current liabilities ....................................................        (55)            358           (75)
                                                                                                -----         -------       -------

Net cash used in by operating
            activities ...................................................................       (790)           (607)          (32)
                                                                                                -----         -------       -------

Investing activities:

    expenditures for property and equipment ..............................................       (398)            (16)         (243)

Financing activities:

    Net proceeds from short-term debt ....................................................        226             746            --
    Payment of capital lease obligation ..................................................        296             (28)         (103)
    Proceeds from exercise of options ....................................................        536              --            29
                                                                                                -----         -------       -------

            Net cash provided by (used in)
              financing activities .......................................................      1,058             718           (74)
                                                                                                -----         -------       -------

                            (Continued on next page)

                                 INFU-TECH, INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                         (Continued from previous page)

                                                                                                 Years Ended June 30,
                                                                                                 --------------------
                                                                                       2000                1999                1998
                                                                                       ----                ----                ----
Net increase (decrease) in cash and cash
    equivalents .........................................................               (130)                 95               (349)

Cash and cash equivalents, beginning of
    the year ............................................................                258                 163                512
                                                                                       -----               -----              -----

Cash and cash equivalents, end of the year ..............................              $ 128               $ 258              $ 163
                                                                                       =====               =====              =====

Supplemental disclosures of cash flow data:

    Income tax paid .....................................................              $  --               $  --              $ 154
                                                                                       =====               =====              =====

    Interest paid .......................................................              $ 182               $  81              $  --
                                                                                       =====               =====              =====

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

1.   The Company

     Infu-Tech, Inc. (the "Company") provides specialty pharmaceuticals, infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes), and other medical products to patients in their homes, nursing homes and subacute care facilities. It has recently launched an Internet website, Smartmeds.com, through which it intends to provide health management applications through wireless devices such as cellular phones, PDA's and pagers. The Company is 52% owned by Kuala Healthcare, Inc. (KUAL) formerly Continental Health Affiliates, Inc. The remaining 48% of the Company's equity is publicly traded.

     The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including Medicare and Medicaid reimbursement rates.

     Liquidity

     The Company experienced a $3,395 loss and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce operating costs.

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

     Revenue Recognition

     Revenue is reported at the net amounts estimated to be realized from patients, third party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 25% of total revenues were derived from such medical assistance programs in each of the three years ended June 30th, 1998, 1999, and 2000. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations. Certain of the Company's revenues are earned based upon fixed monthly payments for each member of a particular health plan. The Company monitors its costs for services provided under this agreement to insure that they are appropriately matched with the revenues earned.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998


     Inventories

     Inventories, which consist of medical and nutritional products, are valued at the lower of cost (first-in, first-out method) or market.

     Property and Equipment

     Property and equipment, which consists primarily of equipment, furniture and fixtures, computer equipment and leasehold improvements, is depreciated using the straight-line method at rates that charge the cost of the assets over the periods of expected use. The range of useful lives is primarily three to five years.

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

     Earnings Per Share

     Basic and diluted earnings per share is based on the net income for the relevant period divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted earnings per share calculation, the exercise or conversion of all dilutive potential common shares is included, for the year ended June 30, 1998. There is no dilutive effect on common shares due to losses incurred for the years ended June 30, 2000, and 1999.

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

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

3.   Stockholders' Equity

     In June 1994, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock in the open market. Through June 30, 2000, the Company had purchased 39,300 of its common shares at an aggregate cost of $73.

     The Company has a stock option plan (the "Plan") under which it is authorized to grant stock options to designated employees, officers and directors of the Company. The Plan, as amended, authorizes grant of stock options up to a maximum of 500,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of Infu-Tech common stock). Options become exercisable 12 months after the date of the grant and are exercisable until ten years from the date of grant.

     Stock option transactions for the years ended June 30, 2000, 1999 and 1998 are summarized as follows:

                                                             Weighted average
                                                Number         Option Price
                                              of shares         Per Share
                                              ---------         ---------

     Outstanding, June 30, 1997 .......        617,894           $4.24

     Granted ..........................        213,500           $5.23
     Canceled .........................        (77,800)          $3.92
     Exercised ........................         (8,900)          $3.27
                                              --------
     Outstanding, June 30, 1998 .......        744,694           $4.59

     Granted ..........................         64,000           $2.84
     Canceled .........................       (178,252)          $4.50
     Exercised ........................             --           $  --
                                              --------           -----
     Outstanding, June 30, 1999 .......        630,442           $4.50

     Granted ..........................        173,700           $1.76
     Canceled .........................       (101,292)          $4.34
     Exercised ........................        (92,650)          $3.34
                                              --------           -----
     Outstanding, June 30, 2000 .......        610,200           $3.93

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

Options to purchase 98,862 shares were available for grant at June 30, 2000 under the Plan.

The following table summarizes information about stock options outstanding at June 30, 2000:

                           Number              Weighted                 Weighted            Number                   Weighted
        Range of        Outstanding       Average Remaining             Average         Exercisable at                Average
     Exercise Prices      at 6/30/00     Contractual Life Years      Exercise Price         6/30/00            Exercise Price
     ---------------      ----------     ----------------------      --------------         -------            --------------
       $1.00 - $3.13      201,350               7.2                   $1.89                 42,400                   $8.96
       $3.38 - $4.13       32,750               6.3                   $3.71                 32,750                   $3.71
         $4.25            171,000               6.3                   $4.25                171,000                   $4.25
       $4.50 - $5.88      100,100               7.6                   $5.38                100,100                   $5.38
       $6.00 - $7.00      105,000               3.9                   $6.00                105,000                   $6.00
                          -------               ---                   -----                -------                   -----

                          610,200               6.4                   $3.93                451,250                   $5.31
                          =======               ===                   =====                =======                   =====

In February, 2000, an advisory board was formed for Smartmeds.com. Each member was granted 5,000 options for the purchase of Infu-Tech stock with the exception of one member who was issued 10,000 options.

In April, 2000 the Company caused Smartmeds.com to adopt a stock option plan under which it may grant employees and directors options to purchase up to 750,000 shares of Smartmeds.com common stock. The Company issued 250,000 options of Smartmeds.com to the Chairman and 30,000 shares to each of the board members. The terms of the options are for 10 years. The options may, but need not, be converted beginning not sooner than one year after the grant date, April 18, 2000. The options are exercisable at $1 per share and are convertible into shares of the Company based upon the price of the Company's common stock on the date of grant.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

     The Company has computed, the pro forma weighted average fair value per option granted under the Plan to be $1.46, $2.64, and $4.11 for 2000, 1999 and 1998 respectively. The computations were made using the Black-Scholes model, as prescribed by SFAS No. 123, with the following weighted average assumptions for grants as follows:

                                                                 Years Ended June 30,
                                                                 --------------------
                                                           2000           1999            1998
                                                           ------------------------------------
         Risk-free interest rate....................        5.5%          5.5%             4.2%
         Expected dividend yield....................          0%            0%               0%
         Expected term until exercise (years)                10            10              8.2
         Expected volatility........................        235%          106%           60.79%

     If the Company had accounted for these plans in accordance with the fair value method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have decreased as reflected in the following pro forma amounts:

                                                                   Years Ended June 30,
                                                                   --------------------
                                                           2000             1999          1998
                                                           --------------------------------------
         (Loss) Net Income:

                As reported....................            $(3,395)       $(1,128)        $196
                Pro forma......................             (3,648)        (1,297)        (265)

           Net (Loss) Income per share:

                Basic as reported..............             $(1.01)         $(.35)        $.06
                Basic pro forma................              (1.09)          (.40)        (.08)

         Net (Loss) Income per share:

                  Diluted as reported..........             $(1.01)         $(.35)        $.06
                  Diluted pro forma............              (1.09)          (.40)        (.09)

     The pro forma effects on net (loss) income may not be representative of future years since compensation costs are primarily attributed to the year of grant as vesting is within one year.

4.   Debt

     Infu-Tech has a working capital line of credit available totaling $1,500 at June 30, 2000. The amount of credit available from the line of credit to the Company is based on the billing and collection activity. This line is secured by certain accounts receivable balances the Company maintains. At June 30, 2000 the balance on this credit facility was $972.

     The term of this agreement is for a two year period expiring January 1, 2001 with the option to renew at one year periods. During the year the company experienced a weighted average interest rate of 13.5%. As of June 30, 2000 the Company was in default on its loan agreement. The Company's stockholder equity was $2.3 million versus the $4.0 million requirement. In addition, the Company has accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate the default. After giving effect to this waiver, the Company is in compliance with the loan covenants. The agreement with Heller expires on January 1, 2001. The Company is in the process of renegotiating its agreement with Heller and also exploring alternative borrowing alternatives.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

5.   Commitments and Contingencies

     Operating Lease Commitments

     The Company is obligated under various operating leases for facilities and equipment with initial terms expiring at various dates through 2003. The leases generally require the Company to pay all costs of maintaining the leased properties.

     The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 2000:

         Year ending
           June 30,                      Facilities    Equipment       Total
           --------                      ----------    ---------       -----

           2001......................           314           20         334
           2002......................           279            6         285
           2003......................            56            1          57
                                                 --           --        ----

                                               $649          $27        $676
                                               ====          ===        ====


     Rent expense was $392, $394 and $425 in 2000, 1999 and 1998, respectively.

     Capital Lease Commitments

     The Company has entered into a capital lease commencing on October, 1999 for computer equipment at interest rates of 16.75%. At June 30, 2000, the Company had a capital lease obligation of $296, of which $121 is the current portion shown in current liabilities.

         Year ending
            June 30,                     Equipment
            --------                     ---------

            2001.....................       162
            2002.....................       162
            2003.....................        40
                                             --

                                           $364
                                           ====

     The above payments include interest of $68.

     Employment Commitments

     The Company has an employment agreement with its Chairman of the Board, who is also Chairman of the Board and President of KUAL, which expired in July 2000. Although the employment agreement has not been formally extended, he continues to provide services as Chairman of the Board. He renders part-time services to the Company for a salary of $150 per year. Pursuant to this employment agreement, a bonus provision exists which is based upon an increase in the market capitalization of the Company exceeding the 1995 base year. As of June 30, 1998 a bonus payable of $108 was accrued relating to this provision. No bonus was earned in 1999 or 2000.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

     Contingencies

     There is no significant litigation pending against the Company, nor is the Company aware of any threatened litigation, which may have a material adverse affect upon the Company.

     Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10,000 which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 2000.

6.   Transactions with Affiliates

     The Company provides nutritional and other supplies to patients who are insured by third parties and prior to June 30, 1999, provided infusion therapy services to nursing homes owned or managed by KUAL and derived revenues from sales to those nursing homes, plus interest charged on their outstanding balances, of $226 (interest only) in 2000, $477 in 1999 and $437 in 1998.

     Included in personnel costs in 1998, respectively, are charges of $332 from subsidiaries of KUAL for contracted nursing services. There were no costs incurred in 1999 and 2000.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

     A management and non-competition agreement (the "Agreement") between the Company and KUAL expired on September 30, 2000.

     Pursuant to the Agreement, KUAL provides services to the Company, which includes, among others, the services of KUAL's senior executive management. A management fee equal to 1.6% of revenues is charged by KUAL to the Company for these services.

     Receivables from affiliates non-current and current are $3,570 and $3,403, in 2000 and 1999, respectively, that arose from the sales of nutritional and other products and services to wholly owned subsidiaries of KUAL, interest on the outstanding balance, and KUAL's share of common expenses paid on behalf of KUAL by the company.

     KUAL has agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL also gave the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by Kuala. As of June 30, 2000 the Company had received $75,000 of the $431,000 due from Kuala required under the agreement. The balance of the amount due in the fiscal year ended June 30, 2000 was subsequently paid.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

     The (benefit) provision for income taxes consists of the following:

                                                   Years Ended June 30,
                                                   --------------------
                                          2000            1999           1998
                                         -------------------------------------
     Current

            Federal ..................   $   3           $ (38)          $  --
            State ....................       1              (8)             --
                                         -----           -----           -----

                                         $   4           $ (46)          $  --

     Deferred:

            Federal ..................     (23)             11             124
            State ....................      (5)              1              25
                                         -----           -----           -----

                                         $ (28)          $  12           $ 149
                                         -----           -----           -----

                                         $ (24)          $ (34)          $ 149
                                         =====           =====           =====

     The following table reconciles the Federal income tax provision computed at statutory Federal income tax rates to the total (benefit) provision for income taxes shown above:

                                                       Years Ended June 30,
                                                       --------------------
                                                 2000         1999         1998
                                              ---------------------------------
      Federal income tax (benefit)
             provision at statutory rate ... $(1,163) $ (395) $ 117 State income tax provision, net of Federal income tax
             benefit .......................       --          (81)          25
      Increase (decrease) in valuation
             allowance .....................      785           10           --
      Other nondeductible expenses .........       10            9           --
      Other - net ..........................      342          423            7
                                              -------      -------      -------

                                              $   (24)     $   (34)     $   149
                                              =======      =======      =======

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:

                                                                   June 30,
                                                                   --------
                                                           2000            1999
                                                           ----            ----

     Net deferred income tax assets:
            Allowances for uncollectible accounts
                receivable............................   $  1,126        $756
            Net operating tax loss carry forwards.....        529          --
            Compensated absences, principally due
                to accrual for financial purposes.....         21          30
            Other - net...............................        (50)         28
                                                         --------          --

            Sub-total.................................      1,626         814

            Valuation allowance.......................     (1,060)       (275)
                                                         --------        ----

            Net deferred income tax assets............   $    566        $539
                                                         ========        ====

     A number of Federal and State income tax returns for previous years were not filed when due. The Company has completed and filed a portion of those outstanding returns and the remainder are expected to be filed shortly. The Company believes no Federal taxes are due. There are several claims for penalties and interest associated with late filings which are being appealed.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2000 and 1999 was an increase of $785,000 and $10,000, respectively. The tax benefit assumed using the Federal statutory rate of 34% has been reduced to an actual benefit of zero as of June 30, 2000 due principally to the aforementioned valuation allowance.

7.   Distribution Agreement

     In November 1994, the Company entered into a distribution agreement with a drug manufacturer under which the Company provides a specific home infusion therapy utilizing the manufacturer's drug. This agreement was renewed in January 1998 for another year. Under this agreement, accounts payable to the drug manufacturer ($4.6 million at June 30, 2000) are secured by the Company's inventories of the drug (none at June 30, 2000) and related Accounts Receivable ($1,138 at June 30, 2000).

8.   Business and Credit Concentrations

     The Company generally does not require collateral or other security in extending credit to patients, however, it routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under their health insurance programs, plans or policies (e.g. Medicare, Medicaid, Blue Cross, health maintenance organizations, and commercial insurance policies).

     At June 30, 2000, and June 30, 1999 the Company had gross receivables from the Federal Government (Medicare) of approximately $3,844, and $3,349 respectively.

                                 INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

9.   Estimated Fair Value of Financial Instruments

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

10.  Fourth Quarter Adjustments

     As a result of a deterioration of the aging of accounts receivable, the Company performed a detailed review of the balances and focused efforts on collection during the 4th quarter. As a result of this review, approximately $1,348,000 of additional bad debt expense was recorded in the 4th quarter. In addition, the Company recorded a $250,000 compensation expense associated with the exercise and granting of non employee stock options. The Company also accrued $318,000 of interest associated with purchases.

                                                                     Schedule II

                                 INFU-TECH, INC.
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
                          June 30, 2000, 1999 and 1998

      Column A                  Column B                         Column C            Column D            Column E
      --------                  --------                         --------            --------            --------
                                                                Additions
                                Balance at        Charged to                                              Balance
                                beginning         cost and                                                 at end
     Description                of period         expenses          Other       Deductions(a)           of period
     -----------                ---------         --------          -----       -------------           ---------
Allowance for
   uncollectible
   accounts:

   2000 ....................       $1,845            $1,514           $--              $613               $2,746
                                   ======            ======           ===              ====               ======


   1999.....................       $1,578              $963           $--              $696               $1,845
                                   ======              ====           ===              ====               ======


   1998.....................       $1,995              $353           $--              $770               $1,578
                                   ======              ====           ===              ====               ======

     (a) Uncollectible accounts charged off during the year, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INFU-TECH, INC.

Date:            October 13, 2000                    By: /s/  JACK ROSEN
                 ----------------                        ----------------
                                                              Jack Rosen
                                                         Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


/s/ Jack Rosen                      Chairman of the Board, Director (Principal
-----------------------------       Executive Officer)
    Jack Rosen


/s/ Frederick Schmidt               Principal Financial Officer
-----------------------------
    Frederick Schmidt

/s/ Stephen Saposnik                Principal Accounting Officer
-----------------------------
    Stephen Saposnik

/s/ Joseph Rosen                    Director
-----------------------------
    Joseph Rosen


/s/ Israel Ingberman                Director
-----------------------------
    Israel Ingberman


/s/ Joseph M. Giglio                Director
-----------------------------
    Joseph M. Giglio


/s/ Bruce Slovin                    Director
-----------------------------
    Bruce Slovin