Form 10-K/A
period 2000-06-30
INFU TECH INC
filed 2000-10-16
CIK 890152

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| Amendment No. 1 to Annual Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended June 30, 2000 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transition period from ______________ to ______________

                         Commission File Number: 0-21006

                                 INFU-TECH, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                               22-3127689
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

                                374 Starke Road
                              Carlstadt, N.J. 07072
          (Address of principal executive offices, including zip code)

                                 (201) 896-0100
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [__] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ X ]

                                     PART I

The annual report on Form 10-K, filed Friday, October 13, 2000, was inadvertently filed due to a miscommunication between the Registrant and its agent responsible for transmission of such report to the Commission. That report has not been approved for release and any material contained in that report may be subject to revision. That report may not be relied upon by investors for any purpose. Subsequent to this Amendment No. 1, the Registrant will file a new annual report on Form 10-K which will supercede in its entirety the original report which was inadvertently filed, as described above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INFU-TECH, INC.

October 16, 2000                             /s/ Jack Rosen
                                             Jack Rosen
                                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

October 16, 2000                             /s/ Jack Rosen
                                             Jack Rosen
                                             Chairman of the Board, Director
                                             (Principal Executive Officer)

October 16, 2000                             /s/ Frederick Schmidt
                                             Frederick Schmidt
                                             Principal Financial Officer

October 16, 2000                             /s/ Stephen Saposnik
                                             Stephen Saposnik
                                             Principal Accounting Officer

October 16, 2000                             /s/ Joseph Rosen
                                             Joseph Rosen
                                             Director

October 16, 2000                             /s/ Israel Ingberman
                                             Israel Ingberman
                                             Director

October 16, 2000                             /s/ Joseph M. Giglio
                                             Joseph M. Giglio
                                             Director

October 16, 2000                             /s/ Bruce Slovin
                                             Bruce Slovin
                                             Director