Form 10-Q/A
period 1999-09-30
INFU TECH INC
filed 2000-11-08
CIK 890152

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes  / /    No  /X/


         As of November 29, 1999 the Registrant had outstanding 3,262,571 shares of its $.01 par value Common Stock.

================================================================================

                                 INFU-TECH, INC.

                                      Index

Part I - Financial Information:

                                                                            Page
                                                                            ----

    Item 1
    ------

    Consolidated Balance Sheets at September 30, 1999 (Unaudited)
      and June 30, 1999 ..................................................    3

    Consolidated Statements of Operations (Unaudited) for the three months
      ended September 30, 1999 and 1998 ..................................    4

    Consolidated Statements of Cash Flows (Unaudited) for the three months
      ended September, 1999 and 1998 .....................................    5

    Notes to Unaudited Consolidated Financial Statements .................    6


    Item 2
    ------

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations ..............................................   7-9

Part II - Other Information ..............................................   10

    Signatures ...........................................................   11

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)

                                                                              September 30,  June 30,
                                                                                  1999          1999
                                                                                  ----          ----
                                                                               (Unaudited)  (Audited)
                                                                                Restated
                                                                                (Note 3)
                                     ASSETS
Cash and cash equivalents ....................................................   $    163    $    258
Accounts receivable, net of allowances for uncollectible accounts
   of $1,972 and $1,845 ......................................................      7,587       7,799
Accounts receivable from affiliates ..........................................        482         340
Inventories ..................................................................        512         541
Deferred income taxes ........................................................        539         539
Prepaid expenses and other current assets ....................................        288         381
                                                                                 --------    --------

       Total current assets ..................................................      9,571       9,858

Property and equipment, at cost, net of accumulated depreciation
   of $666 and $636 ..........................................................        362         317
Goodwill, net ................................................................        107         110
Receivables from affiliates, non current .....................................      2,981       3,063
Other assets .................................................................        269         450
                                                                                 --------    --------

       Total assets ..........................................................   $ 13,290    $ 13,798
                                                                                 ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short term debt ..............................................................   $    904    $    746
Accounts payable .............................................................      7,168       7,192
Accrued payroll and related expenses .........................................        584         222
Other current liabilities ....................................................        441         440
                                                                                 --------    --------

       Total current liabilities .............................................      9,097       8,600

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,262,571 issued         33          33
   Additional paid-in capital ................................................      3,128       3,128
   Retained earnings .........................................................      1,105       2,110
   Treasury stock, at cost; 39,300 shares ....................................        (73)        (73)
                                                                                 --------    --------

       Total stockholders' equity .............................................      4,193       5,198
                                                                                 --------    --------

Commitments and contingencies

       Total liabilities and stockholders' equity .............................   $ 13,290    $ 13,798
                                                                                 ========    ========


           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                         1999          1998
                                                         ----          ----
                                                             (Unaudited)
                                                      Restated
                                                      (Note 3)

Revenues .........................................   $     4,826    $     5,725
                                                     -----------    -----------

Costs and expenses:
     Medical and nutritional product .............         3,376          3,255
     Personnel ...................................         1,430          1,574
     Selling, general and administrative .........           729            738
     Provision for uncollectible accounts ........           127             77
     Management fees to majority shareholder .....            70             92
     Depreciation and amortization ...............            33             26
     Other expense (income), net .................            66            (50)
                                                     -----------    -----------
                                                           5,831          5,712
                                                     -----------    -----------

(Loss) Income before income taxes ................        (1,005)            13

Provision for income taxes .......................            --              5
                                                     -----------    -----------

     Net (Loss) income ...........................   $    (1,005)   $         8
                                                     ===========    ===========



Earnings per Share:
       Basic .....................................         (0.31)          0.05
       Diluted ...................................         (0.31)          0.05

Basic weighted average number of common shares ...     3,262,571      3,262,571

Diluted weighted average number of common shares .     3,262,571      3,298,600


               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended September,
                                                           -----------------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                    (Unaudited)
                                                                Restated
                                                                (Note 3)
Operating activities:
   Net (loss) income .........................................   $(1,005)   $     8

   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation expense ................................        30         22
         Amortization of goodwill ............................         3          4
         Provision for uncollectible accounts ................       127         77
     Increase (decrease) in cash due to changes in:
           Accounts receivable ...............................        85       (331)
           Accounts receivable from affiliates ...............      (142)        27
           Inventories .......................................        29        395
           Prepaid expenses and other current assets .........        93       (183)
           Receivables from affiliates, non-current ..........        82        (61)
           Other assets ......................................       181         25
           Taxes payable .....................................        --          5
           Accounts payable ..................................       (24)      (332)
           Accrued payroll and related .......................       362        331
           Other current liabilities .........................         1         58
                                                                 -------    -------

     Net cash (used in) provided by operating activities .....      (178)        45
                                                                 -------    -------

Investing activities:
   Expenditures for property and equipment ...................       (75)        --
                                                                 -------    -------

       Net cash (used in) provided by investing activities ...       (75)        --

Financing activities:
   Net proceeds from short term debt .........................       158         --
   Payment of capital lease obligations ......................        --        (20)
                                                                 -------    -------

       Net cash provided (used in) financing activities ......       158        (20)

Net (decrease in) increase cash and cash equivalents .........       (95)        25

Cash and cash equivalents, beginning of period ...............       258        163
                                                                 -------    -------

Cash and cash equivalents, end of period .....................   $   163    $   188
                                                                 =======    =======


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

3.       Restatement

         The consolidated financial statement have been restated to reflect a number of adjustments that should have been recorded in the three months ended September 30, 1999.

         The adjustments to the income statement include an increase in the provision for uncollectible accounts due to a deterioration of the Company's accounts receivable aging. In addition there was an increase in interest expense for late tax filings and accounts payable. An increase in selling, general, and administrative expense for accrued expenses was recorded. A decrease in interest income from an intercompany receivable was also changed due to a decrease in interest rate.

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         The effect of these adjustments on net income (loss) are as follows (dollars in thousands):

                                                     Original        Restated
                                                   10Q Filing         10Q/A
                                                   -----------        -----

         Medical and nutritional product ........     3,354           3,376
         Selling, general and administrative ....       692             729
         Provision for uncollectible accounts ...        52             127
         Depreciation and amortization ..........        22              33
         Interest expense .......................        22             126
         Interest Income ........................       (88)            (60)

The adjustments to the balance sheet include a decrease in accounts receivable due to the increase in the allowance for uncollectible accounts. Prepaid expenses decreased due to a write off of a prepaid insurance balance. Accounts payable increased due to the associated interest charged on overdue balances.

The overall effect of these restated items is an additional loss of ($278,000) or ($0.09) per share.

The affect of restatement on the balance sheet is as follows (dollars in thousands):

                                                        Original        Restated
                                                      10Q Filing         10Q/A
                                                      -----------        -----

         Accounts Receivable ..........................   7,762          7,587
         Accounts Receivable from Affiliates - Current.     510            482
         Prepaid, Expenses ............................     325            288
         Property and Equipment .......................     373            362
         Accounts Payable .............................   7,066          7,168
         Other Current Liabilities ....................     416            441
         Retained Earnings ............................   1,383          1,105

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Total revenues decreased by $899,000, or 15.7%, from $5,725,000 to $4,826,000.
The decrease was due to discontinuing relationships with managed care organizations that did not meet profitability standards.

The Company is currently in the process of negotiating revised terms for its contract with Genzyme, which will allow the Company to distribute Cerezyme at more acceptable profit levels. If it cannot accomplish this, the Company may have to discontinue selling Ceredase and Cerezyme.

Cost of medical and nutritional products sold to patients and other customers increased $121,000 or 3.7%, from $3,255,000 in 1998 to $3,376,000 in 1999. As a percentage of total revenues, medical and nutritional product costs increased from 56.9% in 1998 to 70% in 1999. The increase in the medical and nutritional product costs as a percentage of sales is attributable to the change in the product mix sold and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $144,000 or 9.2% from $1,574,000 in 1998 to $1,430,000 in 1999 due to reorganization of the corporate office and the Company's largest clinical office.

Selling, general and administrative expenses decreased by $9,000, or 1.2% from $738,000 in 1998 to $729,000 in 1999 due to a reduction in clinical and pharmacy costs as a result of lower revenues. This decrease was partially offset by development costs associated with the e commerce business.

The provision for uncollectible accounts increased to $127,000 from $77,000 in 1998.

Management fees to Kuala Healthcare, Inc., ("KUAL") of $70,000 in 1999 and $92,000 in 1998 were approximately 1.6% of revenues in both years.

Depreciation expense increased from $22,000 in 1998 to $30,000 in 1999 due to property and equipment additions. Amortization expense of $4,000 was recognized in both periods.

Other expense (income) of $66,000 in 1999 and ($50,000) in 1998 consisted of interest expense of $133,000, partially offset by interest income of $67,000 and net interest income of $(50,000) in 1998.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes no additional Federal taxes are due. The Company presently has outstanding penalties and interest associated with late filings which are currently in the process of being appealed. The Company has accrued interest associated with the late tax filings.

The net (loss) in 1999 was ($1,005,000) or ($0.31) per share compared to net income in 1998 of $8,000 or $0.05 per share due to decreased sales and higher cost of goods due to the product mix sold. The Company continues to consolidate

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

its operation and reduce its clinical costs as the Company increases its specialty pharmaceutical revenue. Net (loss) before taxes for the quarter ended September 30, 1999 was ($1,005,000) compared to net income of $13,000 for the comparable quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had total assets of $13.3 million, working capital of $0.5 million and a net worth of $4.2 million. Its liabilities consisted primarily of accounts payable and other operating obligations. On December 31, 1998, the Company closed on an Accounts Receivable Financing, providing for borrowing by the Company and its subsidiaries on a continuing and revolving basis, secured by eligible accounts receivable, in an amount not to exceed $1,500,000. As of September 30, 1999 the amount due on this line was $904,000. The Company has not entered into any other borrowing agreements.

At September 30, 1999, the balance in net accounts receivable for Infu-Tech was 2% lower than the balance at June 30, 1999 attributed to lower revenues. Infu-Tech's outstanding accounts receivable have increased from 136 days' sales at June 30, 1999 to 178 days' sales at September 30, 1999.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by subsidiaries of Kuala Healthcare, Inc . At September 30, 1999, the Company's net accounts receivable from the nursing homes currently owned and operated by KUAL approximated $2.1 million. KUAL or its subsidiaries owes an additional $1.3 million for interest and other related items. KUAL has agreed to pay back the $3.5 million balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. Due to the deterioration of Kuala's financial condition KUAL has given the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. Although the total balance owed by KUAL did not increase during the quarter, the current portion increased by $142,000 while the non-current portion was reduced by this amount.

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

2000. The Company has not yet undertaken quantification of the effects of such non compliance or to determine whether such quantification is even possible. The Company has communicated with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party payors.

A slow down in payments because of Year 2000 problems experienced by third party payers could have a serious impact on the Company.

Another area of potential risk is with certain patient service equipment items that have microprocessors with data functionality that could malfunction in the Year 2000. Although Infu-Tech has found that the majority of such microprocessors include duration time clocks and not date time clocks, management has initiated formal communications with its suppliers to obtain assurance that the equipment they supply is Year 2000 compliant.

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

                                            Infu-Tech, Inc.

Date:  November 7, 2000                     /s/  JACK ROSEN
      ---------------------------           ---------------------------
                                            Jack Rosen
                                            Chairman and Director
                                            (Chief Executive Officer)



Date:  November 7, 2000                     /s/ FREDERICK W. SCHMIDT
      ---------------------------           ---------------------------
                                            Frederick W. Schmidt
                                            Chief Financial Officer