Form 10-Q/A
period 1999-12-31
INFU TECH INC
filed 2000-11-08
CIK 890152

--------------------------------------------------------------------------------

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

                                 INFU-TECH, INC.

                                      Index

Part I - Financial Information:

                                                                                     Page
                                                                                     ----
          Item 1

          Consolidated Balance Sheets at December 31, 1999 (Unaudited)
            and June 30, 1999....................................................       3

          Consolidated Statements of Operations (Unaudited) for the three months
            ended December 31, 1999 and 1998.....................................       4

          Consolidated Statements of Operations (Unaudited) for the six months
            ended December 31, 1999 and 1998.....................................       5

          Consolidated Statements of Cash Flows (Unaudited) for the six months
             ended December 31, 1999 and 1998....................................       6

          Notes to Unaudited Consolidated Financial Statements...................       7

          Item 2

          Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................  8 - 10

Part II - Other Information......................................................      11

          Signatures.............................................................      12


                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)


                                                                    December 31,  June 30,
                                                                        1999        1999
                                                                        ----        ----
                                                                     (Unaudited)  (Audited)
                                                                       Restated
                                                                       (Note 3)
                                                   ASSETS
Cash and cash equivalents ..........................................   $    129    $    258
Accounts receivable, net of allowances for uncollectible accounts
    of $2,106 and $1,845 ...........................................      7,878       7,799
Accounts receivable from affiliates ................................        624         340
Inventories ........................................................        383         541
Deferred income taxes ..............................................        539         539
Prepaid expenses and other current assets ..........................        281         381
                                                                       --------    --------
        Total current assets .......................................      9,834       9,858

Property and equipment, at cost, net of accumulated depreciation
    of $715 and $636 ...............................................        478         317
Goodwill, net ......................................................        103         110
Receivables from affiliates, non current ...........................      2,886       3,063
Other assets .......................................................        261         450
                                                                       --------    --------
        Total assets ...............................................   $ 13,562    $ 13,798
                                                                       ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Short term debt ....................................................        646         746
Accounts payable ...................................................      7,889       7,192
Accrued payroll and related expenses ...............................        282         222
Short term obligation under capital lease ..........................        115          --
Other current liabilities ..........................................        604         440
                                                                       --------    --------
        Total current liabilities ..................................      9,536       8,600


Long term obligation under capital lease ...........................        237          --

Stockholders' equity:
    Common stock, $.01 par value; 5,000,000 shares authorized;
      3,262,571 issued .............................................         33          33
    Additional paid-in capital .....................................      3,137       3,128
    Retained earnings ..............................................        692       2,110
    Treasury stock, at cost; 39,300 shares .........................        (73)        (73)
                                                                       --------    --------


        Total stockholders' equity .................................      3,789       5,198
                                                                       --------    --------


Commitments and contingencies

        Total liabilities and stockholders' equity .................   $ 13,562    $ 13,798
                                                                       ========    ========

           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      1999           1998
                                                      ----           ----
                                                          (Unaudited)
                                                   Restated
                                                   (Note 3)

Revenues ......................................   $     5,709    $     6,563
                                                  -----------    -----------

Costs and expenses:
        Medical and nutritional product .......         3,644          4,077
        Personnel .............................         1,268          1,400
        Selling, general and administrative ...           799            676
        Provision for uncollectible accounts ..           134            112
        Management fees to majority shareholder            94            105
        Depreciation and amortization .........            53             26
        Other expense (income), net ...........           130             45
                                                  -----------    -----------

                                                        6,122          6,441
                                                  -----------    -----------

(Loss) Income before income taxes .............          (413)           122

Provision for income taxes ....................            --             85
                                                  -----------    -----------

        Net (Loss) income .....................   $      (413)   $        37
                                                  -----------    ===========

Earnings per Share:
           Basic ..............................         (0.13)          0.01
           Diluted ............................         (0.13)          0.01

Basic weighted average number of
        common shares .........................     3,262,571      3,262,571

Diluted weighted average number of
        common shares .........................     3,262,571      3,280,571


               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                         1999           1998
                                                         ----           ----
                                                            (Unaudited)
                                                      Restated
                                                      (Note 3)

Revenues .........................................   $    10,535    $    12,288
                                                     ===========    ===========


Costs and expenses:
      Medical and nutritional product ............         7,020          7,332
      Personnel ..................................         2,698          2,974
      Selling, general and administrative ........         1,528          1,414
      Provision for uncollectible accounts .......           261            189
      Management fees to majority shareholder ....           164            196
      Depreciation and amortization ..............            86             52
      Other expense (income), net ................           196             (4)
                                                     -----------    -----------

                                                          11,953         12,153
                                                     -----------    -----------

(Loss) Income before income taxes ................        (1,418)           135

Provision for income taxes .......................            --             90
                                                     -----------    -----------

      Net (Loss) income ..........................   $    (1,418)   $        45
                                                     ===========    ===========

Earnings per Share:
        Basic ....................................         (0.43)          0.01
        Diluted ..................................         (0.43)          0.01

Basic weighted average number of common shares ...     3,262,571      3,262,571

Diluted weighted average number of common shares .     3,262,571      3,271,571

               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)


                                                                       Six Months Ended December, 31
                                                                       -----------------------------
                                                                             1999           1998
                                                                             ----           ----
                                                                                (Unaudited)
                                                                            Restated
                                                                            (Note 3)

Operating activities:
    Net (loss) income ...................................................   $(1,418)       $    45

    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
          Depreciation expense ..........................................        79             44
          Amortization of goodwill ......................................         7              8
          Provision for uncollectible accounts ..........................       261            189
     Increase (decrease) in cash due to changes in:
          Accounts receivable ...........................................      (340)        (2,473)
          Accounts receivable from affiliates ...........................      (284)           117
            Inventories .................................................       158            382
            Prepaid expenses and other current assets ...................       100           (266)
            Receivables from affiliates, non-current ....................       177             --
            Other assets ................................................       189             24
            Taxes payable ...............................................        --             65
            Accounts payable ............................................       697          1,825
            Accrued payroll and related .................................        60             43
            Other current liabilities ...................................       164            (75)
                                                                            -------        -------

      Net cash provided (used in) operating activities ..................      (150)           (72)
                                                                            -------        -------


Investing activities:
    Expenditures for property and equipment .............................        87             (8)
                                                                            -------        -------


        Net cash (used in) investing activities .........................        87             (8)

Financing activities:
    Net proceeds from short term debt ...................................      (100)            --
    Payment of capital lease obligations ................................        25            (27)
                                                                                           -------
    Proceeds from exercise of options ...................................         9            (27)
                                                                            -------        -------


        Net cash provided (used in) financing activities ................       (66)           (27)

Net increase (decrease in) cash and cash equivalents ....................      (129)          (107)

Cash and cash equivalents, beginning of period ..........................       258            163
                                                                            -------        -------


Cash and cash equivalents, end of period ................................   $   129        $    56
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

3.       Restatement

         The consolidated financial statements have been restated to reflect a number of adjustments that should have been recorded in the three months ended December 31, 1999.

         The adjustments to the income statement include a reduction in revenue due to a decreased sales accrual. An increase was made in the provision for uncollectible accounts due to the deterioration of the Company's accounts receivable aging. In addition there was an increase in interest expense for late tax filings and accounts payable. An increase in was reflected in selling, general, and administrative expense for an error in recording a fixed asset.

         The effect of these adjustments on net income (loss) are as follows (dollars in thousands):


                                                     Original        Restated
                                                   10Q Filing         10Q/A
                                                   -----------        -----

         Revenues................................     5,809           5,709
         Medical and nutritional product ........     3,585           3,644
         Selling, general and administrative ....       589             799
         Provision for uncollectible accounts ...        59             134
         Depreciation and amortization ..........        21              53
         Interest expense .......................        71             190
         Interest Income ........................       (88)            (60)

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The overall effect of these restated items is an additional loss of ($623,000) or ($0.19) per share.

The adjustments to the balance sheet include a decrease in accounts receivable due to the increase in the allowance for uncollectible accounts. In addition, the Company's obligation for a capital lease was formally recorded on the balance sheet.

The effect of restatement on the balance sheet is as follows (dollars in thousands):

                                                        Original        Restated
                                                      10Q Filing         10Q/A
                                                      -----------        -----

         Accounts Receivable ..........................   8,762          7,878
         Accounts Receivable from Affiliates - Current.     680            624
         Prepaid Expenses .............................     318            281
         Property and Equipment .......................     370            478

         Accounts Payable .............................   7,066          7,168
         Short Term Obligations under Capital Lease ...      --            115
         Other Current Liabilities ....................     540            604

         Long Term Obligations under Capital Lease.....      --            237

         APIC..........................................   3,128          3,137
         Retained Earnings ............................   1,383          1,105

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended December 31, 1999 Compared with Three Months Ended December 31, 1998

Total revenues decreased by $854,000 or 13.0%, from $6,563,000 to $5,709,000.
The decrease was due to reduced revenue for Cerezyme patients. The Company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility that the Company's relationship with Genzyme will be discontinued.

Cost of medical and nutritional products sold to patients and other customers decreased by $433,000 or 10.6%, from $4,077,000 in 1998 to $3,644,000 in 1999.
As a percentage of total revenues, medical and nutritional product costs were 62.1% in 1998 as compared to 63.8% in 1999. The increase in the medical and nutritional product costs as a percentage of revenues is attributable to the change in the product mix sold and margin reductions from operating in a managed care environment.

Total personnel costs decreased by $132,000 or 9.4% from $1,400,000 in 1998 to $1,268,000 in 1999 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate headquarters.

Selling, general and administrative expenses increased by $123,000, or 18.2% from $676,000 in 1998 to $799,000 in 1999. This increase was related to development costs associated with the e commerce business.

The provision for uncollectible accounts was 2.3% of revenues in the period 1999 and 1.7% of revenues in 1998.

Management fees to Kuala Healthcare, Inc., ('KUAL') of $94,000 in 1999 and $105,000 in 1998 were approximately 1.6% of revenues in both years.

Depreciation expense increased from $22,000 in 1998 to $49,000 in 1999 due to property and equipment additions. Amortization expense of $4,000 was recognized in both periods.

Other expense, (income) of $130,000 in 1999 and $45,000 in 1998 consisted primarily of interest expense on the Company's line of credit with Heller Financial along with interest expense on certain vendor accounts payable and offset by interest income on accounts receivable from affiliates.

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

The net (loss) in 1999 was $(413,000) or $(0.13) per share compared to net income in 1998 of $37,000 or $0.01 per share primarily due to decreased sales of Cerezyme and higher revenues for other infusion products. Net (loss) before taxes for the quarter ended December 31, 1999 was $(413,000) compared to net income of $122,000 for the comparable quarter last year.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months ended December 31, 1999 Compared with Six Months Ended December 31, 1998

Total revenues decreased by $1,753,000, or 14.3%, from $12,288,000 in 1998 to $10,535,000 in 1999, primarily due to a decrease in Cerezyme revenues. The company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility the Company's relationship with Genzyme will be discontinued.

Cost of medical and nutritional products sold to patients and other customers decreased by $312,000 or 4.3% from $7,332,000 in 1998 to $7,020,000 in 1999. As a percentage of total revenues, medical and nutritional product costs increased from 59.7% in 1998 to 66.6% in 1999. The increase in the medical and nutritional product costs as a percentage of sales is attributable to the changing of the product mix from reduced revenue from profitable contract service sales and the shift to more revenue from specialty pharmaceutical contracts.

Total personnel costs decreased by $276,000 or 9.3% from $2,974,000 in 1998 to $2,698,000 in 1999 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate offices.

Selling, general and administrative expenses increased by $114,000, or 8.1% from $1,414,000 in 1998 to $1,528,000 in 1999.

The provision for uncollectible accounts was 2.5% of revenues in 1999 and 1.5% of revenues in 1998. The provision percentage was decreased from 1998 because the Company's experience of Accounts Receivable writeoffs has decreased.

Management fees to Kuala Healthcare, Inc., ('KUAL') were approximately 1.6% of revenues in both periods.

Depreciation expense increased from $44,000 in 1998 to $79,000 in 1999 due to property and equipment additions. Amortization expense of $7,000 was recognized during the current year.

Other expense, (income) of $196,000 in 1999 and ($4,000) in 1998 consisted primarily of interest expense on the Company's line of credit with Heller Financial along with interest expense on certain vendor accounts payable and offset by interest income on accounts receivable from affiliates.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes that if Federal taxes are due, there will be a minimum amount due. The Company has accrued the interest associated with these late tax filings.

The net (loss) income in 1999 was ($1,418,000) or ($0.43) per share compared to a net income in 1998 of $45,000 or $.01 per share. (Loss) Income before taxes for the six months ending December 31, 1999 was ($1,418,000) compared to $135,000 for the comparable prior period. The loss was primarily a result of the decrease in contract services revenue, exiting non profitable infusion business and reduced Cerezyme sales in the second quarter of fiscal 2000.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had total assets of $13.6 million, working capital of $.3 million and a net worth of $3.8 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company has in place an accounts receivable financing agreement. This agreement has a credit line not to exceed $1,500,000. This line is secured by eligible accounts receivable balance. As of December 31, 1999 the amount due on this line was $646,000. The Company has not entered into any other borrowing agreements.

At December 31, 1999, the balance in net accounts receivable for Infu-Tech was 1.6% higher than the balance at June 30, 1999. This was attributed to lower revenues. Infu-Tech's net accounts receivable has increased from 138 days sales outstanding at June 30, 1999 to 174 days sales outstanding at December 31, 1999.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by subsidiaries of Kuala Healthcare, Inc. At
December 31, 1999, the Company's net accounts receivable from the nursing homes currently owned and operated by KUAL approximated $1.9 million. KUAL owes an additional $1.6 million for interest and other common expenses paid on behalf of KUAL by the Company.

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

Capital Lease Commitments

The Company entered into a capital lease that commenced in October 1999. The lease was for computer equipment and software at an interest rate of 16.75%. At December 31, 1999, the Company had a capital lease obligation of $352,000 of which $115,000 is the current portion shown in current liabilities.

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

                                             Infu-Tech, Inc.



Date:  November 7, 2000                      /S/ JACK ROSEN
       ----------------                      --------------
                                             Jack Rosen
                                             Chairman and Director
                                             (Chief Financial Officer)



Date:  November 7, 2000                      /S/ FREDERICK W. SCHMIDT
       ----------------                      ------------------------
                                             Frederick W. Schmidt
                                             Chief Financial Officer