Form 10-Q/A
period 2000-03-31
INFU TECH INC
filed 2000-11-08
CIK 890152

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

                                 INFU-TECH, INC.

                                      Index


Part I - Financial Information:

                                                                                                            Page
                                                                                                            ----
     Item 1

     Consolidated Balance Sheets at March 31, 2000 (Unaudited)
       and June 30, 1999.................................................................................        3

     Consolidated Statements of Operations (Unaudited) for the three months
       ended March 31, 2000 and 1999.....................................................................        4

     Consolidated Statements of Operations (Unaudited) for the nine months
       ended March 31, 2000 and 1999.....................................................................        5

     Consolidated Statements of Cash Flows (Unaudited) for the nine months
       ended March 31, 2000 and 1999.....................................................................        6

     Notes to Unaudited Consolidated Financial Statements................................................        7

     Item 2

     Management's Discussion and Analysis of Financial Condition and

       Results of Operations.............................................................................     8 - 10

Part II - Other Information..............................................................................       11

     Signatures..........................................................................................       12



                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)

                                                                                                March 31,          June 30,
                                                                                                 2000                1999
                                                                                                --------           --------
                                                                                               (Unaudited)         (Audited)
                                                                                                Restated
                                                                                                (Note 3)
                                     ASSETS

Cash and cash equivalents ............................................................          $    113           $    258
Accounts receivable, net of allowances for uncollectible accounts
    of $2,311 and $1,845 .............................................................             6,857              7,799
Accounts receivable from affiliates ..................................................               712                340
Inventories ..........................................................................               578                541
Deferred income taxes ................................................................               544                539
Prepaid expenses and other current assets ............................................               350                381
                                                                                                --------           --------

        Total current assets .........................................................             9,154              9,858

Property and equipment, at cost, net of accumulated depreciation
    of $772 and $636 .................................................................               572                317
Goodwill, net ........................................................................               100                110
Receivables from affiliates, non current .............................................             2,699              3,063
Other assets .........................................................................               375                450
                                                                                                --------           --------

        Total assets .................................................................          $ 12,900           $ 13,798
                                                                                                ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt ......................................................................          $    782           $    746
Accounts payable .....................................................................             7,780              7,192
Accrued payroll and related expenses .................................................               182                222
Income taxes payable .................................................................              --                 --
Short term obligation under capital lease ............................................               115               --
Other current liabilities ............................................................               484                440
                                                                                                --------           --------

        Total current liabilities ....................................................             9,343              8,600

Long term obligation under capital lease .............................................               211               --

Stockholders' equity:
    Common stock, $.01 par value; 5,000,000 shares authorized; 3,350,221 and 3,262,571
    issued and outstanding at March 31, 2000 and June 30, 1999 respectively ..........                33                 33
    Additional paid-in capital .......................................................             3,445              3,128
    (Accumulated deficit) Retained earnings ..........................................               (59)             2,110
    Treasury stock, at cost; 39,300 shares ...........................................               (73)               (73)
                                                                                                --------           --------

        Total stockholders' equity ...................................................             3,346              5,198
                                                                                                --------           --------

Commitments and contingencies

        Total liabilities and stockholders' equity ...................................          $ 12,900           $ 13,798
                                                                                                ========           ========



           See accompanying notes to consolidated financial statements
                                        3

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)





                                                           Three Months Ended March 31,
                                                             2000                 1999
                                                         -----------          -----------
                                                                   (Unaudited)
                                                          Restated
                                                          (Note 3)

Revenues .......................................         $     4,350          $     6,546
                                                         -----------          -----------

Costs and expenses:
     Medical and nutritional product ...........               2,507                4,200
     Personnel .................................               1,116                1,585
     Selling, general and administrative .......                 690                  699
     Provision for uncollectible accounts ......                 568                   70
     Management fees to majority shareholder ...                  69                  105
     Depreciation and amortization .............                  60                   26
     Other expense (income), net ...............                  91                  (37)
                                                         -----------          -----------

                                                               5,101                6,648
                                                         -----------          -----------

 (Loss) before income taxes ....................                (751)                (102)

(Benefit) for income taxes .....................                --                    (59)
                                                         -----------          -----------

     Net (loss) ................................         $      (751)         $       (43)
                                                         ===========          ===========


Earnings per Share:
       Basic ...................................               (0.22)               (0.01)
       Diluted .................................               (0.22)               (0.01)

Basic weighted average number of common shares .           3,350,221            3,262,571

Diluted weighted average number of common shares           3,350,221            3,262,571













               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                               Nine Months Ended March 31,
                                                              2000                   1999
                                                           -----------            -----------
                                                                      (Unaudited)
                                                            Restated
                                                            (Note 3)

Revenues .......................................           $    14,885            $    18,834
                                                           -----------            -----------

Costs and expenses:
      Medical and nutritional product ..........                 9,527                 11,532
      Personnel ................................                 3,814                  4,559
      Selling, general and administrative ......                 2,218                  2,113
      Provision for uncollectible accounts .....                   829                    259
      Management fees to majority shareholder ..                   233                    301
      Depreciation and amortization ............                   146                     78
      Other expense (income), net ..............                   287                    (41)
                                                           -----------            -----------

                                                                17,054                 18,801
                                                           -----------            -----------

(Loss) Income before income taxes ..............                (2,169)                    33

Provision for income taxes .....................                  --                       31
                                                           -----------            -----------

      Net (Loss) Income ........................           $    (2,169)           $         2
                                                           ===========            ===========




Earnings per share:
      Basic ....................................                 (0.65)                 (0.00)
      Diluted ..................................                 (0.65)                 (0.00)

Basic weighted average number of common shares .             3,350,221              3,262,571

Diluted weighted average number of common shares             3,350,221              3,262,571













               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)


                                                                                Nine Months Ended March 31,
                                                                                   2000             1999
                                                                                  -------          -------
                                                                                         (Unaudited)
                                                                                Restated
                                                                                (Note 3)

Operating activities:
    Net (loss) income ...................................................         $(2,169)         $     2

    Adjustments to reconcile net income to net cash provided by (used in) operating activities:

          Depreciation expense ..........................................             136               67
          Amortization of goodwill ......................................              10               11
          Provision for uncollectible accounts ..........................             829              259
          Deferred income taxes .........................................              (5)            --
    Increase (decrease) in cash due to changes in:

              Accounts receivable .......................................             113           (4,660)
              Accounts receivable from affiliates - current .............            (372)            (108)
              Inventories ...............................................             (37)             210
              Prepaid expenses and other current assets .................              31             (560)
              Accounts receivable from affiliates - non-current .........             364             --
              Other assets ..............................................              75               24
              Taxes payable .............................................            --                  6
              Accounts payable ..........................................             588            3,403
              Accrued payroll and related ...............................             (40)             367
              Other current liabilities .................................              44            1,045
                                                                                  -------          -------

      Net cash (used in) provided by operating activities ...............            (433)              66
                                                                                  -------          -------

Investing activities:
    Expenditures for property and equipment .............................            (116)            --
                                                                                  -------          -------

        Net cash (used in) investing activities .........................            (116)            --

Financing activities:
    Net proceeds from short term debt ...................................              36             --
    Exercise of options .................................................             317             --
    Payment of capital lease obligations ................................              51             --
                                                                                  -------          -------

        Net cash provided by financing activities .......................             404             --

Net (decrease in) increase cash and cash equivalents ....................            (145)              66

Cash and cash equivalents, beginning of period ..........................             258              163
                                                                                  -------          -------

Cash and cash equivalents, end of period ................................         $   113          $   229
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

3.        Restatement

     The consolidated financial statements have been notated to reflect a number of adjustments that should have been recorded in the three months ended March 31, 2000.

     The adjustments to the income statement include an increase in the provision for uncollectible accounts for the deterioration of the Company's accounts receivable aging. In addition there was an increase in interest expense for late tax filings and accounts payable. An increase in selling, general, and administrative expense was recorded for a charge for non employee stock options which were exercised.

     The effect of these adjustments on net income (loss) are as follows (dollars in thousands):

                                                          Original    Restated
                                                         10Q Filing    10Q/A
                                                         ----------   --------
     Medical and nutritional product ..................    2,498       2,507
     Selling, general and administrative ..............      533         690
     Provision for uncollectible accounts .............       55         568
     Depreciation and amortization ....................       28          60
     Interest expense .................................       85         151
     Interest income ..................................      (88)        (60)

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     The overall effect of these restated items is an additional loss of ($783,000) or ($0.23) per share.

     The adjustments to the balance sheet include a decrease in accounts receivable due to the increase in the allowance for doubtful accounts. The valuation allowance for the deferred tax asset was increased. Additional paid in capital was increase relating to the exercise of non employee stock options.

     The effect of restatement on the balance sheet is as follows (dollars in thousands):

                                                          Original    Restated
                                                         10Q Filing    10Q/A
                                                         ----------   --------

     Accounts Receivable ............................     7,520        6,857
     Deferred Income Taxes ..........................       814          544
     Prepaid Expenses ...............................       387          350
     Property and Equipment .........................       496          572

     Income Taxes Payable ...........................         5           --
     Accounts Payable ...............................     7,450        7,780
     Short Term Obligations under Capital Lease .....        --          115
     Other Current Liabilities ......................       470          484

     Long Term Obligation under Capital Lease .......        --          211

     APIC ...........................................     3,239        3,445
     Retained Earnings ..............................     1,706          (59)

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

Cost of medical and nutritional products sold to patients and other customers decreased $1,693,000 or 40%, from $4,200,000 in 1999 to $2,507,000 in 2000. As a percentage of total revenues, medical and nutritional product costs were 64% in 1999 as compared to 58% in 2000. The decrease in the medical and nutritional product costs as a percentage of revenues is attributable to the reduction in revenue from Cerezyme which has a higher cost than the Company's other product lines.

Total personnel costs decreased by $469,000 or 30% from $1,585,000 in 1999 to $1,116,000 in 2000 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate headquarters.

Selling, general and administrative expenses decreased by $9,000, or 1.3% from $699,000 in 1999 to $690,000 in 2000 due to a reduction in clinical and pharmacy costs as a result of lower revenues and the closing of the Philadelphia pharmacy.

The provision for uncollectible accounts was 1.3% of revenues in the period 2000 and 1.1% of revenues in 1999. The provision percentage was increased from 1999 because of an increase in the Company's experience of Accounts Receivable writeoffs.

Management fees to Kuala Healthcare, Inc., ("KUAL") of $69,000 in 2000 and $105,000 in 1999 were 1.6% of revenues in both years.

Depreciation expense increased from $23,000 in 1999 to $57,000 in 2000 due to property and equipment purchases. Amortization expense of $3,000 was recognized in both periods.

Other expense, (income) of $91,000 in 2000 and ($37,000) in 1999 consisted primarily of interest expense on the Company's line of credit with Heller Financial along with interest expense on certain vendor accounts payable and offset by interest income on accounts receivable from affiliates.

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

The net (loss) in 2000 was ($751,000) or $(.22) per share compared to net (loss) in 1999 of ($43,000) or ($0.01) per share. Net income (loss) before taxes for the quarter ended March 31, 2000 was ($751,000) compared to ($102,000) for the comparable quarter last year.

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

Costs of medical and nutritional products sold to patients and other customers decreased $2,005,000 or 17%, from $11,532,000 in 1999 to $9,527,000 in 2000. As a percentage of total revenues, medical and nutritional product costs increased from 61% in 1999 to 64% in 2000. The increase in the medical and nutritional product costs as a percentage of sales is attributable to the changing of the product mix from reduced revenue from profitable contract service sales and the shift to more revenue from specialty pharmaceutical contracts.

Total personnel costs decreased by $745,000, or 16% from $4,559,000 in 1999 to $3,814,000 in 2000, primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate offices.

Selling, general and administrative expenses increased by $105,000, or 5.0% from $2,113,000 in 1999 to $2,218,000 in 2000.

The provision for uncollectible accounts was 5.6% of revenues in 2000 and 1.4% of revenues in 1999. The provision percentage was increased in 2000 because the Company's experience of Accounts Receivable writeoffs has increased.

Management fees to Kuala Healthcare, Inc. ("KUAL") were 1.6% of revenues in both periods.

Depreciation expense increased from $67,000 in 1999 to $136,000 in 2000 due to property and equipment additions. Amortization expense of $10,000 was recognized during 2000 and $11,000 in 1999.

Other expense (income) of $287,000 in 2000 and ($41,000) in 1999 consisted primarily of interest expense on the Company's line of credit with Heller Financial, income taxes payable, partially offset by interest income on accounts receivable from affiliates.

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

The net (loss) income in 2000 was (2,169,000) or (.65) per share compared to a net income in 1999 of $2,000 or $.00 per share. (Loss) income before taxes for the nine months ending March 31, 2000 was ($2,169,000) compared to $33,000 for the comparable prior period. The loss was primarily a result of the decrease in contract services revenue, exiting non profitable infusion business and reduced Cerezyme sales in the third quarter of fiscal 2000.

                                 INFU-TECH, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had total assets of $12.9 million, working capital deficit of $.2 million and a net worth of $3.3 million. Its liabilities consisted almost entirely of accounts payable and other operating obligations. The Company has in place an accounts receivable financing agreement. This agreement has a credit line not to exceed $1,500,000. This line is secured by eligible accounts receivable balance. As of March 31, 2000 the amount due on this line was $782,000. The Company has not entered into any other borrowing agreements.

At March 31, 2000, the balance in net accounts receivable for Infu-Tech was lower than the balance at June 30, 1999. This was attributed to lower revenue. Infu-Tech's net accounts receivable has increased from 138 days sales outstanding at June 30, 1999 to 185 days sales outstanding at March 31, 2000.

Among the nursing homes with which the Company does business are five facilities which are owned or managed by subsidiaries of Kuala Healthcare, Inc . At March 31, 2000, the Company's net accounts receivable from the nursing homes currently owned and operated by KUAL approximated $1.8 million. KUAL owes an additional $1.6 million for interest and other common expenses paid on behalf of KUAL by the Company.

KUAL has agreed to pay back the $3.4 million balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. Due to the deterioration of KUAL's financial condition KUAL has given the company a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. As of March 31, 2000 the Company received only $75,000 of payments which were due January 2000.

Capital Lease Commitments

The Company entered into a capital lease that commenced in October 1999. The lease was for computer equipment and software at an interest rate of 16.75%. At March 31, 2000 the Company had a capital lease obligation of $326,000 of which $115,000 is the current portion shown in current liabilities.

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




                                                 Infu-Tech, Inc.

Date:      November 7, 2000                      /S/  JACK ROSEN
           ---------------------------           ------------------------------
                                                 Jack Rosen
                                                 Chairman and Director
                                                 (Chief Executive Officer)



Date:        November 7, 2000                    /S/  FREDERICK W. SCHMIDT
             -------------------------           ------------------------------
                                                 Frederick W. Schmidt
                                                 Chief Financial Officer