Form 10-K405/A
period 2000-06-30
INFU TECH INC
filed 2000-11-08
CIK 890152

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KA

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2000

Commission file number: 0-21006

                                INFU-TECH, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                  22-3127689
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

            374 Starke Road
            Carlstadt, N.J.                                  07072
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of definitive proxy statement to be filed not later than November 8, 2000.

================================================================================

                               TABLE OF CONTENTS

Part I
------


                                                                                                                                Page
                                                                                                                                ----
         Item 1.    Business................................................................................................    3-12
         Item 2.    Properties..............................................................................................      12
         Item 3.    Legal Proceedings.......................................................................................      12
         Item 4.    Submission of Matters to a Vote of Security Holders.....................................................      12


Part II
-------

         Item 5.    Market Information......................................................................................      13
         Item 6.    Selected Consolidated Financial Data....................................................................      14
         Item 7.    Management's Discussion and Analysis of Consolidated Financial Condition and Results of
                       Operations...........................................................................................   15-17
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................................      17
         Item 8.    Consolidated Financial Statements and Supplementary Data................................................      18
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...................      18


Part III....................................................................................................................      19
--------


Part IV
-------

         Item 14.   Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and Reports on
                       Form 8-K.............................................................................................      20


Signatures................................................................................................................ Last Page


                                     PART I

Item 1.   Business.
-------   ---------

General

Infu-Tech, Inc. (the "Company") provides specialty pharmaceuticals, infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes), and other medical products to patients in their homes, nursing homes and subacute care facilities. In March the Company formed a subsidiary, Smartmeds.com, Inc. ("Smartmeds"). It has recently launched an Internet website, Smartmeds.com, through which it plans to offer health management applications.

Smartmeds.com

In March 2000 the Company launched Smartmeds.com through which it intends to provide health management applications through wireless devices such as cellular phones, PDA's and pagers. These applications may include medication reminders, targeted news, and prescription refills for people with chronic diseases. Smartmeds will pursue contracts with managed care organizations, clinical research organizations and other healthcare providers. Smartmeds.com, Inc may generate revenue from advertising, subscriber fees, wireless fees and increased Infu-Tech sales of specialty pharmaceuticals. Due to the evolving wireless market, the type of transactions in which Smartmeds.com, Inc. engages and the way they are structured is likely to vary significantly. The Company launched its Internet health commerce site via its website Smartmeds.com.

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

Key elements of the Company's strategy include: (i) expanding the number of chronic diseases served, and (ii) increasing its number of payor contracts. Further, through SmartMeds.com, it will create wireless applications for disease management.

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

The following table sets forth the percentages of the Company's revenues, by service unit, from the various therapies, products and services.


                                   Year ended                        Year ended                        Year ended
                                  June 30, 1998                     June 30, 1999                     June 30, 2000
                                  -------------                     -------------                     -------------

                       Intravenous   Contract   Total     Intravenous  Contract   Total     Intravenous Contract     Total
                        Infusion     Services  Revenues    Infusion    Services  Revenues    Infusion   Services    Revenues
                        --------     --------  --------    --------    --------  --------    --------   ---------   --------
Enteral Nutrition           4%           77%      19%           5%         75%       21%          6%        81%        16%
Antibiotic                 19%          --        15%          17%        --         13%         10%       --           8%
TPN                         6%          --         4%           4%        --          3%          3%       --           3%
Immune Globulin             9%          --         7%          13%        --         10%         18%       --          15%
Ceredase/Cerezyme          41%          --        33%          45%        --         35%         36%       --          31%
Wound Care                --            --       --           --          --        --          --         --         --
*Other                     21%           23%      22%          16%         25%       18%         27%        19%        27%
                          ---           ---      ---          ---         ---       ---         ---        ---        ---

                          100%          100%     100%         100%        100%      100%        100%       100%       100%
                          ===           ===      ===          ===         ===       ===         ===        ===        ===


*Includes the following: Hydration, Pain Management, Epogen, and Chemotherapy.
                                                                 ============


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

Specialty Pharmaceuticals

Specialty pharmaceuticals are drugs that are used on a recurring basis to treat certain chronic and potentially life threatening diseases, are administered through intravenous and injection; and require temperature control or other specialized handling as part of their distribution process. The Company provides services that address the needs of patients with the following diseases, Gaucher's disease, Hemophilia, Multiple Sclerosis, Crohn's disease, respiratory diseases in pediatric patients; and growth hormone disorders.

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

Most of the Company's contract services revenues result from Medicare reimbursement. The Company has more than fifteen years' experience in billing Medicare. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients; in other cases, the Company bills other third party payors or patients responsible for co-insurance reimbursement. The Company often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from residents. The Company actively pursues the residents or guarantors for this payment, and where necessary, uses legal action. Inability to collect the 20% co-insurance portion of bills contributes to the Company's provision for uncollectible accounts.

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

The following table details the sources of payments to the Company during the twelve months ended June 30, 2000:


                                                 Home
                                               Infusion/
                                               Specialty       Contract     Total
                                            Pharmaceuticals    Services    Revenues
                                            ---------------    --------    --------

Medicare..................................         1%              95%        15%
Private Pay...............................        86%             -- %        73%
Medicaid..................................        13%               5%        12%
                                                 ---              ---        ---

                                                 100%             100%       100%
                                                 ===              ===        ===


Sales and Marketing

The Company's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. The Company's products and services are marketed through its sales force and clinicians. The Company's sales force is responsible for establishing and maintaining referral sources. As of June 30, 2000, the sales force included one sales representative, who reports to a regional manager, and five employees who have both sales and clinical responsibilities. Sales employees receive a base salary plus commissions based on revenues. The Company conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist sales employees in targeting and developing new revenue sources. The Company has also begun marketing its products and services online through its subsidiary Smartmeds.com, Inc. at URL www.Smartmeds.com. The site features specialty pharmaceuticals, medical products, health care and disease management information and patient interaction with medical professionals.

The "Infu-Tech" trademark is registered and is established in the areas in which the Company does business.

Suppliers

The Company purchases drugs and other materials and leases equipment from many suppliers. The Company believes there are alternative sources for virtually all the supplies and equipment it requires except Cerezyme. Although the Company's agreement with Genzyme has expired, the Company continues to purchase product from Genzyme under the same terms. The Company is attempting to negotiate new terms which will enable it to distribute those products at an adequate profit level. If it cannot do that, the Company may have to discontinue selling Cerezyme.

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

         Our business is highly dependent on biopharmaceutical companies' development of drugs of the type we provide and their ability to educate doctors and others about the benefits of those drugs. We cold be hurt by anything, including changes in the Federal Drug Administration approval process or governmental restrictions on prices of drugs, which would reduce or delay biopharmaceutical companies development or marketing of drugs we can provide.

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

o        Relationship conflict with affiliate.

         Kuala Healthcare, Inc. ("KUAL") owns 50% of the stock of the Company, and the Company's directors excluding Mr. Glickman are also directors of KUAL. The Company's directors may be influenced by KUAL's cash needs in deciding whether the Company should declare dividends. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits.

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

         Even at instances in which we are able to charge what we believe are adequate prices, we have encountered substantial delays in receiving payments from third party payors. Our gross outstanding accounts receivable have increased from 136 days' sales at June 30, 1999 to 178 days' sales at June 30, 2000. The long time it takes us to get paid imposes severe strains on our cash resources and has required us to delay payments to our suppliers. This has, among other things, impaired our relationships with some of our suppliers.

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

o        Impacts of government regulation.

         The health care industry is subject to extensive regulation and frequent regulatory changes. Changes in the law or new interpretations of existing law can have a dramatic effect on what we can do, our cost of doing business and the amount of reimbursement we receive from governmental third party payors, such as Medicare and Medicaid. Also, we could be affected by interpretations of what the appropriate charges are under government programs which affect audits of what we charge.

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

         Our Smartmeds activities could be significantly affected by recently proposed regulations implementing the Administrative Simplification provision of The Health Insurance Portability and Accountability Act concerning maintenance, transmission and security of electronic health information, particularly about identifiable individuals. Failure to comply with these regulations could result in administrative or criminal sanctions, including exclusion from the Medicare and Medicaid programs.

         The prospective payment system, which was introduced in January 1999 and redefined reimbursement for nursing homes under Medicare, could affect our ability to gain new business for our Contract Services Division, although it does not seem to have done so to date.

o        A number of factors could affect the development of Smartmeds.com, Inc.

                  + Our ability to develop Smartmeds and its wireless applications will be affected by a number of factors, including:

                  + The acceptance of the Internet and wireless devices as means for accessing health services.

                  + The ability of our business development and sales personnel effectively to sell our electronic services.

                  + The willingness of managed care organizations, clinical research organizations and other health care providers to use our Internet and wireless services.

                  + The willingness of users to provide personal health information for us to use in rendering Internet or wireless health care services.

                  + Changes in government regulations regarding privacy of health information.

                  + Our need to rely on technology companies to develop and maintain the applications we will be offering.

                  + The ability of wireless carriers to provide coverage that allows information to be received any time and any place.

                  + The ability of the Company to develop a new line of business despite potential capital constraints.

o        Possible liability resulting from our Smartmeds.com, Inc. activities.

         We will be obtaining content, commerce information and personal health information from third parties. When we integrate and distribute this information over the Internet and wireless devices, we may become liable for the data that is transmitted as well as the timely delivery of the data. Smartmeds expects to require users to sign a disclaimer which acknowledges that Smartmeds services will be only a supplement to their health routine and that we will not be responsible for users' compliance with medication programs and other health requirements. Nonetheless, we may be subject to claims if information we provide is inaccurate (whether or not that is our fault) or if information does not reach users in a timely manner.

o        We have very limited access to capital.

         The Company experienced a $3,809,000 loss in 2000 and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce its operating costs. As of June 30, 2000 the Company's current liabilities exceeded its current costs by $1,252.000.

         In order to implement our growth strategy, we will need substantial capital resources, including access to short-term and long-term indebtedness. Currently, we have only a $1.5 million working capital line. As of June 30, 2000, the Company had $962,000 outstanding on this working capital line. Our operating results during the past several years may make it difficult for us to raise additional financing through banks, in public markets or otherwise. These factors combined with current liabilities exceeding current assets raise substantial doubt about the Company's ability to continue as a going concern as indicated in the independent auditors' opinion.

o        Relationships with Affiliates.

         At June 30, 1999 the Company was owed $2.0 million by five subsidiaries of KUAL, the Company's 50% stockholder which owns or operates nursing homes. No business was conducted by the Company in 2000 with any of the five facilities owned or managed by KUAL. At June 30, 2000, the Company's net receivable from those nursing homes increased to $2.2 million due to accrued interest. In addition, KUAL owes $1.4 million to the Company for KUAL's share of common expenses paid on behalf of KUAL by the Company.

KUAL and certain of its subsidiaries have agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL guarantees the amount due to the Company by the KUAL subsidiaries. KUAL has given the Company a mortgage on land owned by a wholly owned subsidiary of KUAL and a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Under certain circumstances KUAL may substitute the collateral as defined in the agreement or may reduce the Infu-Tech shares pledged as security. However, in no event may the remaining Infu-Tech shares be valued at less than 150% of the outstanding receivable balance at the date of the reduction. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. If cash payments are not made when due, KUAL may sell company stock to satisfy the debt. As of June 30, 2000 the Company had received $75,000 of the $431,000 from KUAL required under the agreement. The balance of the amount due in the fiscal year ended June 30, 2000 was paid in September 2000 and the July 2000 payment ($217,000) was made in October 2000. KUAL and its subsidiaries are experiencing significant financial difficulties. In September 2000 three of KUAL's five nursing home subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings do not affect KUAL's obligations under the agreement. The Company no longer sells products to KUAL's nursing homes (but does sell products and services to residents in them).

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

Frederick Schmidt joined the company as Chief Financial Officer in October 1999. Prior to that he held positions as Chief Financial Officer of Programmers Paradise, Kroll Associates, Hark Environmental, and Controller of McKinsey & Co. Schmidt has an MBA in Finance from Seton Hall University and a BS and MS in Chemical Engineering from Newark College of Engineering.

Employees

As of June 30, 2000, the Company had approximately 98 employees. Of these employees, four were in executive capacities (in addition to executives of KUAL who render services to the Company), 6 were in sales or service capacities, five of which also had clinical responsibilities, approximately 48 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. The Company's employees are not currently represented by a labor union or other labor organization. The Company believes that its employee relations are good.

Item 2.   Properties.
-------   -----------

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

Item 3.   Legal Proceedings.
-------   ------------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

No matters were submitted to the vote of security holders during the year ended June 30, 2000.

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Security Matters.
-------   ----------------------------------------------------------------------

The high and low last sale prices of the Company Stock reported on the NASDAQ National Market System with regard to each calendar quarter during 1999 and through June 30, 2000 were as follows:

                                                 High                 Low
                                                 ----                 ---

         1999:
         -----
         First Quarter                           4.25                 1.312
         Second Quarter                          1.50                  .562
         Third Quarter                           1.68                  .75
         Fourth Quarter                          2.125                1.00

         2000:
         -----
         First Quarter                          20.25                 2.75
         Second Quarter                          8.00                 2.00

The Company has not paid any dividends on its Common Stock since shares were sold to the public in December 1992. Any decision by the Company's Board of Directors to pay dividends on its Common Stock in the future will be based upon the Company's earnings, cash flow, capital needs and available funds, and any other factors the Company's directors deem relevant. Because KUAL owns 50% of the stock of the Company, and the Company's directors excluding Mr. Glickman are also directors of KUAL, the Company's directors may be influenced by KUAL's cash needs in deciding whether the Company should declare dividends. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits.

As of September 30, 2000, there were 40 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.
-------  ------------------------

The following table sets forth selected financial data of the Company and should be read in conjunction with the consolidated financial statements as of June 30, 2000 and 1999 and for each of the years in the three year period ended June 30, 2000 and the related notes, included elsewhere in this Report.


                                                            Years Ended June 30,
                                                            --------------------

                                            2000         1999         1998        1997        1996
                                        --------     --------     --------    --------    --------
Revenues ...........................    $ 18,653     $ 25,486     $ 26,466    $ 26,003    $ 24,638
(Loss) income before income taxes ..      (3,266)      (1,162)         345       1,615       1,465

Provision (benefit) for income taxes         543          (34)         149         662         270
Net (loss) income ..................    $ (3,809)    $ (1,128)    $    196    $    953    $  1,195
(Loss) income per share
      Basic (1) ....................    $  (1.14)    $   (.35)    $    .06    $    .30    $    .38
      Diluted (2) ..................    $  (1.14)    $   (.35)    $    .06    $    .29    $    .38



                                                                  June 30,
                                                                  --------

                                          2000         1999         1998        1997        1996
                                        --------     --------     --------    --------    --------
Accounts receivable (net) ..........    $  6,415     $  7,799     $  6,530    $  7,302    $  5,669
Total assets .......................      11,284       13,798       12,122      11,618       9,484
Working capital (deficit) ..........      (1,252)       1,258        3,502       5,044       4,696
Total stockholders' equity .........       1,781        5,198        6,326       6,101       4,976


-----------------------
(1) Based on 3,355,221, 3,262,571, 3,125,666, 3,192,797, and 3,168,037 shares outstanding in the years ended in June 30, 2000, 1999, 1998, 1997 and 1996.

(2) Based on 3,355,221, 3,262,571, 3,328,213, 3,231,706, 3,210,407 diluted shares outstanding in the years ended in June 30, 2000, 1999, 1998, 1997 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

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

Selling, general and administrative expenses in 2000 decreased by $386,000, or 11.5% from $3,355,000 in 1999 to $2,969,000 in 2000. The main reasons for the reduction were the closing of a facility and a reduction in general and administrative costs associated with lower personnel.

Management fees to KUAL of $288,000 in 2000 and $390,000 in 1999 were approximately 1.6% of revenues in both years.

After in-depth management reviews of the aging of its accounts receivable, the Company increased its allowance for uncollectible accounts by $1,514,000 due to a slow down in collections in the home health care industry.

Depreciation and amortization expense increased from $84,000 in 1999 to $221,000 in 2000 due to the purchase of computer equipment.

Interest expense of $608,000 in 2000 consisted of interest related to the Company's outstanding line of credit, interest accrued from an accounts payable supplier and accrued interest related to late tax filings. Expenses in 1999 related to the Company's line of credit.

Other (income) of ($222,000) in 2000 and ($99,000) in 1999 consisted of interest income from the outstanding KUAL receivable balance.

The net loss in 2000 was $3,809,000 or $1.14 (diluted) per share compared to a net loss in 1999 of $1,128,000, or $.35 (diluted) per share. The loss before taxes for the twelve months ended June 30, 2000 was $3,266,000 compared to $1,162,000 for the comparable prior period. The change was due primarily to a lower volume of business and the increase in the allowance for uncollectable accounts.

A number of Federal and State income tax returns for previous years were not filed when due. The Company has completed and filed a portion of those outstanding returns and the remainder are expected to be filed shortly. The Company believes no Federal taxes are due. There are several claims for penalties and interest associated with late filings which are being appealed. Interest associated with these late filings has been accrued by the company.

Twelve Months Ended June 30, 1999 Compared with Twelve Months Ended June 30,
1998.

Total revenues decreased by $980,000, or 3.7%, from $26,466,000 in 1998 to $25,486,000 in 1999, primarily due to a decrease in contract services division revenues. The decrease in infusion revenues is due to the decrease in Cerezyme revenues. The Company is currently in the process of negotiating revised terms for its contract with Genzyme, which will allow the Company to distribute Cerezyme at more acceptable profit levels. If it cannot accomplish this, the Company may have to discontinue selling Cerezyme. However, the Company owes Genzyme approximately $4.7 million for Cerezyme which the Company has sold in past years.

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

Other (income) of ($99,000) in 1999 and ($152,000) in 1998 consisted of interest on the outstanding KUAL receivable balance in 1999 and write offs of accounts payable in 1998.

The net loss in 1999 was $1,129,000, or $.35 (basic) per share compared to net income in 1998 of $196,000, or $.06 (basic) per share. The loss before taxes for the twelve months ended June 30, 1999 was $1,163,000 compared to income before taxes of $345,000 for the comparable prior period. The change was due to a decrease in revenue, an increase in the cost of medical and nutritional products and higher provision for uncollectable accounts.

Liquidity and Capital Resources

As of June 30, 2000, the Company had total assets of $11.3 million, a working capital deficit of $(1.3) million and a net worth of $1.8 million. The Company's current liabilities exceeds the Company's current assets by $1,252,000. The Company has a $1.5 million line of credit with Heller Healthcare Financial ("Heller") secured by certain accounts receivable. As of June 30, 2000, the outstanding loan was $972,000. The Company's stockholder equity was $1.8 million versus the $4.0 million requirement from Heller. In addition, the Company had accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate these events of default. On November 3, 2000 the Company renewed the agreement with Heller which expires on December 31, 2001. The Company is exploring additional borrowing alternatives. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce an operating profit. Additionally, the Company's independent auditors have indicated there is substantial doubt about the Company's ability to continue as a going concern in their report on the June 30, 2000 financial statements.

Management has taken action and is formulating plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company is attempting to increase revenue by providing wireless services through the use of its recently launched web-site. Also, negotiations are in process with it's primary vendor Genzyme to convert the amounts owed them ($4,700,000) to a long term payment schedule and increase the margins resulting from future Genzyme sales. Further, the Company is negotiating for additional financing with several lenders. No assurance can be made that the management will be successful in achieving its plan.

At June 30, 2000, the Company's net accounts receivable were $6.4 million compared to $7.8 million, at June 30, 1999. This reflected an increase in the Company's gross accounts receivable from 136 days sales outstanding ("DSO") at June 30, 1999 to 178 DSO at year end. The 178 DSO is a result of slowed payments from managed care companies.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 1999 the Company was owed $2.0 million by five subsidiaries of KUAL, the Company's 50% stockholder which owns or operates nursing homes. No business was conducted by the Company in 2000 with any of the five facilities owned or managed by KUAL. At June 30, 2000, the Company's net receivable from those nursing homes increased to $2.2 million due to accrued interest. In addition, KUAL owes $1.4 million to the Company for KUAL's share of common expenses paid on behalf of KUAL by the Company.

KUAL and certain of its subsidiaries have agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL guarantees the amount due to the Company by the KUAL subsidiaries. KUAL has given the company a mortgage on land owned by a wholly owned subsidiary of KUAL and a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Under certain circumstances KUAL may substitute the collateral as defined in the agreement or may reduce the Infu-Tech shares pledged as security. However, in no event may the remaining Infu-Tech shares be valued at less than 150% of the outstanding receivable balance at the date of the reduction. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. If cash payments are not made when due, KUAL may sell company stock to satisfy the debt. As of June 30, 2000 the Company had received $75,000 of the $431,000 from KUAL required under the agreement. The balance of the amount due in the fiscal year ended June 30, 2000 was paid in September 2000 and the July 2000 payment ($217,000) was made in October 2000. KUAL and its subsidiaries are experiencing significant financial difficulties. In September 2000 three of KUAL's five nursing home subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings do not affect KUAL's obligations under the agreement. The Company no longer sells products to KUAL's nursing homes (but does sell products and services to residents in them).

The Company incurred a $3.8 million loss for the year ended June 30, 2000 and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company had a net working capital deficit of $(1.3) million at June 30, 2000. The company has extended its payment terms with some of its suppliers and is on COD terms with some suppliers. It is executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce operating costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

In the normal course of business, the Company is exposed to market risks relating to fluctuations in interest rates.

Interest Rate Risk

As the Company seeks asset based lending financing to maintain its ongoing operations and sustain its growth, it is exposed to interest rate risk. Borrowings under the Company's $1.5 million loan and security facility with Heller Healthcare Financial are sensitive to changes in interest rates as such borrowings bear interest that adjusts with changes in the "Prime Rate of Interest."

Item 8.   Consolidated Financial Statements and Supplementary Data.
-------   ---------------------------------------------------------

The consolidated financial statements required by this item appear beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
          ---------------------------------------------------------------

Not applicable.

Item 10f. Exhibits
--------- --------

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

                                    PART III

Part III Items 10 through 13 are incorporated by reference to a definitive statement to be filed not later than October 28, 2000.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedule, and Reports on Form 8-K.
--------  ------------------------------------------------------------------

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

                          June 30, 2000, 1999 and 1998

                  (With Independent Auditors' Report Thereon)

                                 INFU-TECH INC.

                 Index to Consolidated Financial Statements and

                          Financial Statement Schedule

                                                                            Page
                                                                            ----

1.     Consolidated Financial Statements:

       Independent Auditors' Report..............................         F - 3

       Balance Sheets

             June 30, 2000 and 1999..............................         F - 4

       Statements of Operations:

             Years Ended June 30, 2000, 1999 and 1998............         F - 5

       Statements of Stockholders' Equity:

             Years Ended June 30, 2000, 1999 and 1998............         F - 6

       Statements of Cash Flows:

             Years Ended June 30, 2000, 1999 and 1998............ F - 7 - F - 8

       Notes to Consolidated Financial Statements................ F - 9 - F - 19

2.     Financial Statement Schedule:

       Valuation and Qualifying Accounts..........................         S - 1

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $3,809,000, and $1,128,000 for the years ended June 30, 2000 and June 30, 1999 respectively, and as of June 30, 2000 current liabilities exceeded current assets by $1,252,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

October 20, 2000, except as to
Note 4 which is as of
November 3, 2000

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                             (Except Per Share Data)


                                                                           June 30,
                                                                           --------

                                                                       2000         1999
                                                                     --------     --------

                                     ASSETS
Cash ............................................................    $    128     $    258
Accounts receivable, net of allowances for uncollectible
       accounts of $2,746 and $1,845 ............................       6,415        7,799
Accounts receivable from affiliates .............................       1,077          340
Inventories .....................................................         310          541
Deferred income taxes ...........................................        --            539
Prepaid expenses and other current assets .......................         146          381
                                                                     --------     --------
             Total current assets ...............................       8,076        9,858

Property and equipment, at cost, net of accumulated
       depreciation of $843 and $636 ............................         508          317
Goodwill, net ...................................................          96          110
Accounts receivables from affiliates, non-current ...............       2,493        3,063

Other assets ....................................................         111          450
                                                                     --------     --------
             Total assets .......................................    $ 11,284     $ 13,798
                                                                     ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt .................................................    $    972     $    746
Accounts payable ................................................       7,482        7,192
Accrued payroll and related expenses ............................         368          222
Short-term obligation under capital lease .......................         121         --
Other current liabilities .......................................         385          440
                                                                     --------     --------
             Total current liabilities ..........................       9,328        8,600

Long-term obligation under capital lease ........................         175         --

             Total liabilities ..................................       9,503        8,600

Stockholders' Equity:

       Common stock, $.01 par value; 5,000,000 shares authorized;
             3,355,221 (2000) and 3,262,571 (1999) issued .......          34           33
       Additional paid-in capital ...............................       3,519        3,128
       (Accumulated deficit) retained earnings ..................      (1,699)       2,110
       Treasury stock, at cost; 39,300 shares ...................         (73)         (73)
                                                                     --------     --------
             Total stockholders' equity .........................       1,781        5,198
                                                                     --------     --------

Commitments and contingencies

       Total liabilities and stockholders' equity ...............    $ 11,284     $ 13,798
                                                                     ========     ========


          See accompanying notes to consolidated financial statements.

                                INFU-TECH, INC.
                     Consolidated Statements of Operations
                             (Dollars in thousands)
                       (Except Share and Per Share Data)


                                                              Years Ended June 30,
                                                              --------------------
                                                      2000            1999            1998
                                                   -----------     -----------     -----------
Revenues ......................................    $    18,653     $    25,486     $    26,466
                                                   -----------     -----------     -----------

Costs and Expenses:
        Medical and nutritional product .......         11,699          15,855          14,861
        Personnel .............................          4,842           6,008           7,158
        Selling, general and administrative ...          2,969           3,355           3,326
        Provision for uncollectible accounts ..          1,514             963             353
        Management fees to majority shareholder            288             390             423
        Depreciation and amortization .........            221              84             152
        Interest expense ......................            608              92            --
        Other (income) ........................           (222)            (99)           (152)
                                                   -----------     -----------     -----------

                                                        21,919          26,648          26,121
                                                   -----------     -----------     -----------

(Loss) income before income taxes .............         (3,266)         (1,162)            345

Income tax provision (benefit) ................            543             (34)            149
                                                   -----------     -----------     -----------

        Net (loss) income .....................    $    (3,809)    $    (1,128)    $       196
                                                   ===========     ===========     ===========

(Loss) earnings per share
        Basic .................................    $     (1.14)    $     (0.35)    $      0.06
                                                   -----------     -----------     -----------

        Diluted ...............................    $     (1.14)    $     (0.35)    $      0.06
                                                   -----------     -----------     -----------

Basic weighted average number of common
         shares ...............................      3,355,221       3,262,571       3,215,666
                                                   -----------     -----------     -----------

Diluted weighted average number of common
        shares ................................      3,355,221       3,262,571       3,328,213
                                                   ===========     ===========     ===========



          See accompanying notes to consolidated financial statements.

                                INFU-TECH, INC.
                Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2000, 1999 and 1998
                             (Dollars in thousands)


                                                  Additional                                        Total
                                                   Paid-in        Retained        Treasury      Stockholders'
                                      Common       Capital        Earnings          Stock           Equity
                                      ------       -------        --------          -----           ------
                                                              (accumulated deficit)
Balance, June 30, 1997 ......        $    32        $ 3,100        $ 3,042         $   (73)        $ 6,101

Net income ..................           --             --              196            --               196

Warrants issued .............           --             --             --              --              --

Stock issued ................           --             --             --              --              --

Exercise of options .........              1             28           --              --                29
                                     -------        -------        -------         -------         -------

Balance, June 30, 1998 ......        $    33        $ 3,128        $ 3,238         $   (73)        $ 6,326
                                     =======        =======        =======         =======         =======


Net loss ....................           --             --           (1,128)           --            (1,128)

Warrants issued .............           --             --             --              --              --

Stock issued ................           --             --             --              --              --

Exercise of options .........           --             --             --              --              --
                                     -------        -------        -------         -------         -------

Balance, June 30, 1999 ......        $    33        $ 3,128        $ 2,110         $   (73)        $ 5,198
                                     =======        =======        =======         =======         =======


Net loss ....................           --             --           (3,809)           --            (3,809)

Grant and exercise of options              1            391           --              --               392
                                     -------        -------        -------         -------         -------

Balance, June 30, 2000 ......        $    34        $ 3,519        $(1,699)        $   (73)        $ 1,781
                                     =======        =======        =======         =======         =======



          See accompanying notes to consolidated financial statements.

                                INFU-TECH, INC.
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                    Years Ended June 30,
                                                                                    --------------------

                                                                                2000        1999        1998
                                                                               -------     -------     -------
Operating activities:
Net (loss) income .........................................................    $(3,809)    $(1,128)    $   196

   Adjustments to reconcile net (loss)/income to net cash used in operating activities:

         Amortization expense .............................................         14          15          35
         Depreciation expense .............................................        207          69         117
         Provision for uncollectible accounts .............................      1,514         963         353
         Provision (benefit) for deferred income taxes ....................        543          12         151
         Other ............................................................         82        --          --

         Increase (decrease) from changes in:
         Accounts receivable ..............................................       (130)     (2,232)       (809)
         Accounts receivable from affiliates ..............................       (737)         97        (137)
         Inventories ......................................................        231         911         202
         Prepaid expenses and other current assets ........................        235        (216)        200
         Receivables from affiliates, non-current .........................        570        (874)       (698)
         Other assets .....................................................        339        (310)        (17)
         Taxes payable ....................................................       --          (194)       (255)
         Accounts payable .................................................        290       2,135         769
         Accrued payroll and related expenses .............................        143        (213)        (64)
         Other current liabilities ........................................        (55)        358         (75)
                                                                               -------     -------     -------

Net cash provided by (used in) operating
         activities .......................................................       (563)       (607)        (32)
                                                                               -------     -------     -------

Investing activities:

   Expenditures for property and equipment ................................       (183)        (16)       (243)

Financing activities:

   Net proceeds from short-term debt ......................................        226         746        --
   Payment of capital lease obligation ....................................         81         (28)       (103)
   Proceeds from exercise of options ......................................        309        --            29
                                                                               -------     -------     -------

         Net cash provided by (used in)
           financing activities ...........................................        616         718         (74)
                                                                               -------     -------     -------



                            (Continued on next page)

                                INFU-TECH, INC.
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                         (Continued from previous page)


                                                                                    Years Ended June 30,
                                                                                    --------------------

                                                                                2000        1999        1998
                                                                               -------     -------     -------
Net increase (decrease) in cash and cash
   equivalents ............................................................       (130)         95        (349)
Cash and cash equivalents, beginning of
   the year ...............................................................        258         163         512
                                                                               -------     -------     -------

Cash and cash equivalents, end of the year ................................     $_ 128     $   258     $   163
                                                                               =======     =======     =======

Supplemental disclosures of cash flow data:

   Income tax paid ........................................................    $  --       $  --       $   154
                                                                               =======     =======     =======

   Interest paid ..........................................................    $   182     $    81     $  --
                                                                               =======     =======     =======

   Capital lease ..........................................................    $   377     $  --       $  --
                                                                               =======     =======     =======


                                 INFU-TECH, INC.

                   Notes to Consolidated Financial Statements

                 (Dollars in thousands except per share amounts)

                          June 30, 2000, 1999 and 1998


1.       The Company

         Infu-Tech, Inc. (the "Company") provides specialty pharmaceuticals, infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes), and other medical products to patients in their homes, nursing homes and subacute care facilities. The Company recently formed a subsidiary, Smartmeds.com, Inc. It has recently launched an Internet website, Smartmeds.com, through which it intends to provide health management applications through wireless devices such as cellular phones, PDA's and pagers. The Company is 50% owned by Kuala Healthcare, Inc. (KUAL) formerly Continental Health Affiliates, Inc. The remaining 50% of the Company's equity is publicly traded.

         The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including Medicare and Medicaid reimbursement rates.

         Liquidity

         The Company experienced a $3,809 loss and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce operating costs. A number of factors could contribute to the Company suspending its operations including:

         o   Company is put in default by its lender,
         o   Company is not successful in obtaining additional capital,
         o   Company does not receive cash payments from Kuala,
         o   Company continues to incur significant losses.

         As of June 30, 2000 the Company's current liabilities exceeded its current assets by $1,252, and the Company was in default of its line of credit agreement. The Company has since obtained a waiver to alleviate the default. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce operating profit.

         Management has taken action and is formulating plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company is attempting to increase revenue by providing wireless services through the use of its recently launched web-site. Also, negotiations are in process with its primary vendor Genzyme to convert the amounts owed them ($4,700) to a long term payment schedule and increase the margins resulting from future Genzyme sales. Further, the Company is negotiating for additional financing with several lenders. No assurance can be made that the management will be successful in achieving its plan.

2.       Significant Accounting Policies

         Basis of Consolidation

         The accompanying financial statements include all wholly owned subsidiaries. Intercompany transactions are eliminated in consolidation.

         Website Costs

         Website development costs are expensed as incurred. Website enhancement costs are capitalized and depreciated over a 3 year period.

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

         Revenue Recognition

         Revenue is reported at the net amounts estimated to be realized from patients, third party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 25% of total revenues were derived from such medical assistance programs in each of the three years ended June 30th, 1998, 1999, and 2000. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations. A small portion of the Company's revenues are earned based upon fixed monthly payments for each member of a particular health plan. The Company monitors its costs for services provided under this agreement to insure that they are appropriately matched with the revenues earned.

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

         The Company has a stock option plan (the "Plan") under which it is authorized to grant stock options to designated employees, officers and directors of the Company. The Plan, as amended, authorizes grant of stock options up to a maximum of 1,500,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of Infu-Tech common stock). Options become exercisable 12 months after the date of the grant and are exercisable until ten years from the date of grant.

         Stock option transactions for the years ended June 30, 2000, 1999 and 1998 are summarized as follows:

                                                              Weighted average
                                                  Number        Option Price
                                                of shares         Per Share
                                                ---------         ---------

         Outstanding, June 30, 1997              617,894          $   4.24

         Granted                                 213,500          $   5.23
         Canceled                                (77,800)         $   3.92
         Exercised                                (8,900)         $   3.27
                                                --------          --------
         Outstanding, June 30, 1998              744,694          $   4.59

         Granted                                  64,000          $   2.84
         Canceled                               (178,252)         $   4.50
         Exercised                                  --            $   --
                                                --------          --------
         Outstanding, June 30, 1999              630,442          $   4.50

         Granted                                 173,700          $   1.76
         Canceled                               (101,292)         $   4.34
         Exercised                               (92,650)         $   3.34
                                                --------          --------
         Outstanding, June 30, 2000              610,200          $   3.93
                                                 =======          ========

                                INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998

Options to purchase 326,506 shares were available for grant at June 30, 2000 under the Plan.

The following table summarizes information about Infu-Tech stock options outstanding at June 30, 2000:


                            Number             Weighted               Weighted        Number            Weighted
       Range of          Outstanding      Average Remaining           Average      Exercisable at       Average
    Exercise Prices       at 6/30/00    Contractual Life Years     Exercise Price     6/30/00        Exercise Price
    ---------------       ----------    ----------------------     --------------     -------        --------------
     $1.00 - $3.13         201,350               7.2                   $1.89            42,400            $2.19
     $3.38 - $4.13         141,742               9.0                   $3.69            32,750            $3.71
     $4.25                 171,000               6.3                   $4.25           171,000            $4.25
     $4.50 - $5.88         100,100               7.6                   $5.38           100,100            $5.38
     $6.00 - $7.00         105,000               3.9                   $6.00           105,000            $6.00
                           -------               ---                   -----           -------            -----
                           719,192               6.9                   $3.89           451,250            $4.67
                           =======               ===                   =====           =======            =====



In February, 2000, an advisory board was formed for Smartmeds.com Inc. The Company authorized up to 200,000 shares of Infu-Tech's common stock to be issued in the form of Infu-Tech stock options to the Smartmeds.com advisory board. Each of the twelve members was granted 5,000 options for the purchase of Infu-Tech stock with the exception of one member who was issued 10,000 options. The options were granted at an exercise price of $1.13, the fair value of Infu-Tech stock on the grant date. The Company is recording compensation expense in accordance with FASB Statement NO. 123 and EITF Issue NO. 96-18 over the one year vesting period which totaled $97 in the accompanying fiscal 2000 statement of operations.

In April, 2000 the Company caused Smartmeds.com, Inc. to adopt a stock option plan under which it may grant employees and directors of Smartmeds, a wholly owned subsidiary with 5,000,000 shares of common stock outstanding, options to purchase up to 750,000 shares of Smartmeds.com common stock. The Company issued 250,000 options to purchase Smartmeds.com common stock to the Chairman of Infu-Tech and options to purchase 30,000 Smartmeds.com common shares to each of the five board members of Infu-Tech. The terms of the options are for 10 years. The options may, but need not, be converted into options to purchase shares of Infu-Tech's common stock beginning not sooner than one year after the grant date, April 18, 2000. The Smartmeds.com options are exercisable at $1 per share, which was equal to or greater than the estimated fair value of Smartmeds.com common stock at the date of grant. The options are convertible into options to acquire Infu-Tech stock with an exercise price of $3.67 per share, the fair value of Infu-Tech stock on the same grant date, in accordance with the specified conversion terms in the stock option plan. The options of Smartmeds are convertible into 108,992 shares of Infu-Tech stock options.

                                INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998


         The Company has computed, the pro forma weighted average fair value per option granted under the Plan to be $1.83, $2.64, and $4.11 for 2000, 1999 and 1998 respectively. The computations were made using the Black-Scholes model, as prescribed by SFAS No. 123, with the following weighted average assumptions for grants as follows:


                                                              Years Ended June 30,
                                                              ---------------------

                                                       2000         1999              1998
                                                       ----         ----              ----
         Risk-free interest rate ..............         5.5%         5.5%               4.2%
         Expected dividend yield ..............           0%           0%                 0%
         Expected term until exercise (years) .          10           10                8.2
         Expected volatility ..................         235%         106%             60.79%


         If the Company had accounted for these plans in accordance with the fair value method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed as reflected in the following pro forma amounts:


                                                            Years Ended June 30,
                                                            --------------------

                                                 2000               1999              1998
                                                 ----               ----              ----
         (Loss) Net Income:

               As reported ..........         $  (3,809)         $  (1,128)         $    196
               Pro forma ............            (4,326)            (1,297)             (265)

         Net (Loss) Income per share:

               Basic as reported ....         $   (1.14)         $    (.35)         $    .06
               Basic pro forma ......             (1.29)              (.40)             (.08)

         Net (Loss) Income per share:

               Diluted as reported ..         $   (1.14)         $    (.35)         $    .06
               Diluted pro forma ....             (1.29)              (.40)             (.09)


         The pro forma effects on net (loss) income may not be representative of future years since compensation costs are primarily attributed to the year of grant as vesting is within one year.

4.       Debt

         Infu-Tech has a working capital line of credit available totaling $1,500 at June 30, 2000. The amount of credit available from the line of credit to the Company is based on the billing and collection activity. This line is secured by certain accounts receivable balances the Company maintains. At June 30, 2000 the balance on this credit facility was $972, the maximum available based on billing and collection activity.

         On November 3, 2000, the Company renewed the agreement with Heller which now expires on December 31, 2001. During the year the company experienced a weighted average interest rate of 13.5%. As of June 30, 2000 the Company was in default of certain financial covenants contained within its loan agreement. The Company's stockholders' equity was $1,781 versus the $4,000 requirement. In addition, the Company had accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate the default. The waiver requires that stockholder's equity be no less than $1,700 through June 30, 2001. The Company is exploring additional borrowing alternatives.

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

         The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 2000:

              Year ending
                June 30,                       Facilities    Equipment    Total
                --------                       ----------    ---------    -----

                  2001.....................        314           20        334
                  2002.....................        279            6        285
                  2003.....................         56            1         57
                                                  ----          ---       ----
                                                  $649          $27       $676
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

              Year ending
                June 30,                        Equipment
                --------                        ---------
                  2001.....................        162
                  2002.....................        162
                  2003.....................         40
                                                  ----
                                                  $364
                                                  ====

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

                                INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998


         An offer was made by the Company to Daniel Rosen to join the Company as President. An employment agreement was extended to Mr. Rosen. The terms of the agreement include the title of President and Chief Operating Officer of the Company and Smartmeds for a period of two years at a salary of $150,000 per year. Mr. Rosen was given options to purchase 25,000 shares of the Company's stock at an exercise price of $2.88 per share and 250,000 shares of Smartmeds common stock at a exercise price of $1.00. The options of Smartmeds are convertible into 86.806 Infu-Tech stock options at an exercise price of $2.88. Mr. Rosen joined the Company in August.

         Contingencies

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

6.       Transactions with Affiliates

         The Company provides nutritional and other supplies to patients who are insured by third parties and prior to June 30, 1999, provided infusion therapy services to nursing homes owned or managed by KUAL and derived revenues from sales to those nursing homes, plus interest charged on their outstanding balances, of $226 (interest only) in 2000, $477 in 1999 and $437 in 1998. There were no sales recorded in 2000.

         Included in personnel costs in 1998 are charges of $332 from subsidiaries of KUAL for contracted nursing services. There were no costs incurred in 1999 and 2000.

                                INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998


         A management and non-competition agreement (the "Agreement") between the Company and KUAL expired on September 30, 2000. The companies are continuing to operate under the terms of the Agreement.

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

KUAL and certain of its subsidiaries have agreed to pay back the June 30, 1999 $3,400 total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL guarantees the amount due to the Company by the KUAL subsidiaries. KUAL has given the company a mortgage on land owned by a wholly owned subsidiary of KUAL and a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Under certain circumstances KUAL may substitute the collateral as defined in the agreement or may reduce the Infu-Tech shares pledged as security. However in no event may the remaining Infu-Tech shares be valued at less than 150% of the outstanding receivable balance at the date of the reduction. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. If cash payments are not made when due, KUAL may sell company stock to satisfy the debt. As of June 30, 2000 the Company had received $75 of the $431 from KUAL required under the agreement. The balance of the amount due in the fiscal year ended June 30, 2000 was paid in September 2000 and the July 2000 payment ($217) was made in October 2000. KUAL and its subsidiaries are experiencing significant financial difficulties. In September 2000 three of KUAL's five nursing home subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings do not affect KUAL's obligations under the agreement. The Company no longer sells products to KUAL's nursing homes (but does sell products and services to residents in them).

                                INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998


7.       Income Taxes

         The (benefit) provision for income taxes consists of the following:


                                                             Years Ended June 30,
                                                             --------------------
                                                    2000             1999          1998
                                                    ----             ----          ----
         Current

                      Federal ............         $     3          $ (38)         $ --
                      State ..............               1             (8)           --
                                                   -------          -----          ----
                                                   $     4          $ (46)         $ --

         Deferred:

                      Federal ............             447             11           124
                      State ..............              92              1            25
                                                   -------          -----          ----
                                                   $   539          $  12          $149
                                                   -------          -----          ----
                                                   $   543          $ (34)         $149
                                                   =======          =====          ====


         The following table reconciles the Federal income tax provision computed at statutory Federal income tax rates to the total (benefit) provision for income taxes shown above:


                                                             Years Ended June 30,
                                                             --------------------
                                                    2000             1999          1998
                                                    ----             ----          ----
Federal income tax (benefit)

               provision at statutory rate         $(1,110)         $(395)         $117
         State income tax provision,
               net of Federal income tax
               benefit ...................            --              (81)           25
         Increase (decrease) in valuation
               allowance .................           1,289             10           --
         Other nondeductible expenses ....              10              9           --
         Other - net .....................             354            423             7
                                                   -------          -----          ----
                                                   $   543          $ (34)         $149
                                                   =======          =====          ====


                                INFU-TECH, INC.
                   Notes to Consolidated Financial Statements
                (Dollars in thousands except per share amounts)
                          June 30, 2000, 1999 and 1998


The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:


                                                                      June 30,
                                                                      --------

                                                                 2000           1999
                                                               -------          -----
         Net deferred income tax assets:
               Allowances for uncollectible accounts
                 receivable ..........................         $ 1,126          $ 756
               Net operating tax loss carry forwards .             467           --
               Compensated absences, principally due
                 to accrual for financial purposes ...              21             30
               Other - net ...........................             (50)            28
                                                               -------          -----
               Sub-total .............................           1,564            814

               Valuation allowance ...................          (1,564)          (275)
                                                               -------          -----
               Net deferred income tax assets ........         $  --            $ 539
                                                               =======          =====


         A number of Federal and State income tax returns for previous years were not filed when due. The Company has completed and filed a portion of those outstanding returns and the remainder are expected to be filed shortly. The Company believes no Federal taxes are due. There are several claims for penalties and interest associated with late filings which are being appealed. The estimated interest due was accrued by the Company.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2000 and 1999 was an increase of $1,289 and $10, respectively. The Company has recognized a full valuation allowance against the deferred tax asset because of its losses in the current and prior year and the uncertainty of future operations. The tax benefit assumed using the Federal statutory rate of 34% has been reduced to an expense of $543 for the year ended June 30, 2000 due to the increase in the valuation allowance.

8.       Distribution Agreement

         In November 1994, the Company entered into a distribution agreement with a drug manufacturer under which the Company provides a specific home infusion therapy utilizing the manufacturer's drug. Under this agreement, accounts payable to the drug manufacturer ($4,700 at June 30, 2000) are secured by the Company's inventories of the drug (none at June 30, 2000) and related Accounts Receivable ($1,138 at June 30,
         2000). In addition, the agreement provides for interest on the unpaid balance. Interest was accrued by the Company.

         Although the Company's agreement with Genzyme has expired, the Company continues to purchase products under the same terms.

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

         At June 30, 2000, and June 30, 1999 the Company had gross receivables from the Federal Government (Medicare) of approximately $2,970, and $3,349 respectively.

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

         Assuming the Company is able to continue to operate as a going concern, the carrying amounts of accounts receivable, amounts due from affiliates, short term debt, accounts payable and accrued expenses are reasonable estimates of their fair values.

11.      Fourth Quarter Adjustments

         As a result of an in-depth review of the Company's accounts receivable, an additional reserve for bad debts of $650 was established in the fourth quarter of the year ended June 30, 2000. Also, at June 30, 2000 the Company determined that it needed to provide an additional valuation allowance of $539 to fully reserve its net deferred tax asset.

                                                                     Schedule II
                                                                     -----------

                                INFU-TECH, INC.
                       Valuation and Qualifying Accounts
                             (Dollars in thousands)
                          June 30, 2000, 1999 and 1998


    Column A                    Column B           Column C               Column D      Column E
    --------                    --------           --------               --------      --------
                                                   Additions
                                                   ---------
                               Balance at    Charged to                                  Balance
                               beginning     cost and                                    at end
   Description                 of period     expenses         Other     Deductions(a)   of period
   -----------                 ---------     --------         -----     -------------   ---------
Allowance for
   uncollectible
   accounts:

2000                            $1,845         $1,514         $ --           $613         $2,746
                                ======         ======         ======         ====         ======
1999                            $1,578         $  963         $ --           $696         $1,845
                                ======         ======         ======         ====         ======
1998                            $1,995         $  353         $ --           $770         $1,578
                                ======         ======         ======         ====         ======


(a) Uncollectible accounts charged off during the year, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INFU-TECH, INC.

Date:    November   , 2000                   By: /s/ JACK ROSEN
         -----------------                       -------------------------------
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

                                INFU-TECH, INC.
                                AND SUBSIDIARIES

The following are the subsidiaries of Infu-Tech, Inc. ("Infu-Tech" or the "Company").

         A.       Infu-Tech, Inc. (a Delaware corporation).

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

                  3)       Infu-Tech of Illinois, Inc. (a Illinois corporation).

                  4) Infu-Tech of Massachusetts, Inc. (a Massachusetts corporation).

                  5)       Infu-Tech of New York, Inc. (a New York corporation).

                  6) Infu-Tech of Tennessee, Inc. (a Tennessee corporation).

                  7)       Intrx Medical, Inc. (a New Jersey corporation)

                  8)       Smartmeds.com, Inc. (a Delaware Corporation)