Form 10-Q
period 2000-09-30
INFU TECH INC
filed 2000-11-14
CIK 890152

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

                                 (201) 896-0100
               Registrant"s telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes          No    X
                                                  -----      ------

         As of November 6, 2000 the Registrant had outstanding 3,364,021 shares of its $.01 par value Common Stock.




================================================================================

                                 INFU-TECH, INC.

                                      Index


Part I - Financial Information:
                                                                                                    Page
         Item 1

         Consolidated Balance Sheets at September 30, 2000 (Unaudited)
           and June 30, 2000.........................................................................  3

         Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2000 and 1999.........................................................  4

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2000 and 1999.........................................................  5

         Notes to Unaudited Consolidated Financial Statements........................................  6 - 7


         Item 2

         Management"s Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................  8 - 10

         Item 3

         Market Risks   ............................................................................. 10

Part II - Other Information.......................................................................... 11

         Signatures.................................................................................. 12


                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)


                                                                                   September 30,     June 30,
                                                                                       2000            2000
                                                                                     --------        --------
                                                                                   (Unaudited)      (Audited)

                                     ASSETS

Cash and cash equivalents ........................................................   $    117        $    128
Accounts receivable, net of allowances for uncollectible accounts
   of $2,846 and $2,746 ..........................................................      6,694           6,415
Accounts receivable from affiliates ..............................................      1,071           1,077
Inventories ......................................................................        271             310
Prepaid expenses and other current assets ........................................         87             146
                                                                                     --------        --------

       Total current assets ......................................................      8,240           8,076

Property and equipment, at cost, net of accumulated depreciation
   of $907 and $843 ..............................................................        444             508
Goodwill, net ....................................................................         92              96
Receivables from affiliates, non current .........................................      2,157           2,493
Other assets .....................................................................        119             111
                                                                                     --------        --------

       Total assets ..............................................................   $ 11,052        $ 11,284
                                                                                     --------        ========

           LIABILITIES AND STOCKHOLDERS" EQUITY


Short term debt ..................................................................   $  1,034        $    972
Accounts payable .................................................................      7,741           7,482
Accrued payroll and related expenses .............................................        470             368
Short-term obligation under capital lease ........................................        149             121
Other current liabilities ........................................................        495             385
                                                                                     --------        --------

       Total current liabilities .................................................      9,889           9,328

Long-term obligation under capital lease .........................................        147             175
                                                                                     --------        --------
       Total liabilities .........................................................     10,036           9,503
Stockholders" equity:
   Common stock, $.01 par value; 5,000,000 shares authorized; 3,364,021 issued  at
     September 30, 2000 and 3,355,221 at June 30, 2000 ...........................         34              34
   Additional paid-in capital ....................................................      3,810           3,519
   (Accumulated deficit) retained earnings .......................................     (2,755)         (1,699)
   Treasury stock, at cost; 39,300 shares ........................................        (73)            (73)
                                                                                     --------        --------

       Total stockholders" equity ................................................      1,016           1,781
                                                                                     --------        --------

Commitments and contingencies

       Total liabilities and stockholders" equity ................................   $ 11,052        $ 11,284
                                                                                     ========        ========


           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)



                                              Three Months Ended September 30,
                                                            2000            1999
                                                          -------          -------
                   (Unaudited)
Revenues ........................................             $ 3,036          $ 4,826
                                                              -------          -------

Costs and expenses:
     Medical and nutritional product ............               2,000            3,376
     Personnel ..................................                 975            1,430
     Selling, general and administrative ........                 823              729
     Provision for uncollectible accounts .......                 100              127
     Management fees to principal shareholder....                49               70
     Depreciation and amortization ..............                  67               33
     Interest expense ...........................                 159              126
     Other income, net ..........................                 (81)             (60)
                                                              -------          -------
                                                                4,092            5,831
                                                              -------          -------
(Loss) Income before income taxes ...............              (1,056)          (1,005)

Provision for income taxes ......................                --               --
                                                              -------          -------
     Net (Loss) income ..........................             $(1,056)         $(1,005)
                                                              =======          =======

Earnings per Share:
       Basic......................................              (0.31)           (0.31)
       Diluted...................................               (0.31)           (0.31)

Basic weighted average number of common shares...           3,364,021        3,262,571

Diluted weighted average number of common shares            3,364,021        3,262,571











               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                                                 Three Months Ended September,
                                                                                     2000              1999
                                                                                   -------            -------
              (Unaudited)

Operating activities:
   Net (loss) income ...................................................           $(1,056)           $(1,005)

   Adjustments to reconcile net (loss) to net cash provided by (used in)
     operating activities:
         Depreciation expense ..........................................                63                 30
         Amortization of goodwill ......................................                 4                  3
         Provision for uncollectible accounts ..........................               100                127
         Stock based compensation expense ..............................               275               --
     Increase (decrease) in cash due to changes in:
            Accounts receivable ........................................              (379)                85
           Accounts receivable from affiliates .........................                 6               (142)
           Inventories .................................................                38                 29
           Prepaid expenses and other current assets ...................                59                 93
           Receivables from affiliates, non-current ....................               336                 82
                Other assets ...........................................                (5)               181
           Accounts payable ............................................               258                (24)
           Accrued payroll and related .................................               102                362
           Other current liabilities ...................................               109                  1
                                                                                   -------            -------

     Net cash (used in) provided by operating activities ...............               (90)              (178)
                                                                                   -------            -------

Investing activities:
   Expenditures for property and equipment .............................              --                  (75)
                                                                                   -------            -------

       Net cash (used in) provided by investing activities .............              --                  (75)

Financing activities:
   Net proceeds from short term debt ...................................                62                158
   Proceeds from exercise of options ...................................                17               --
                                                                                   -------            -------

       Net cash provided (used in) financing activities ................                79                158

Net decrease, increase in cash and cash equivalents ....................               (11)               (95)

Cash and cash equivalents, beginning of period .........................               128                258
                                                                                   -------            -------

Cash and cash equivalents, end of period ...............................           $   117            $   163
                                                                                   =======            =======




           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     1.  The Company

         Infu-Tech, Inc. (the "Company") provides specialty pharmaceuticals, infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes), and other medical products to patients in their homes, nursing homes and subacute care facilities. In March 2000, the Company formed a subsidiary, Smartmeds.com, Inc. ("Smartmeds").

         In March 2000, the Company launched Smartmeds.com through which it intends to provide health management applications through wireless devices such as cellular phones, PDA's and pagers. These applications may include medication reminders, targeted news, and prescription refills for people with chronic diseases. Smartmeds will pursue contracts with managed care organizations, clinical research organizations and other healthcare providers. Smartmeds.com, Inc. may generate revenue from advertising, subscriber fees, wireless fees and increased Infu-Tech sales of specialty pharmaceuticals. Due to the evolving wireless market, the type of transactions in which Smartmeds.com, Inc. engages and the way they are structured is likely to vary significantly. The Company launched its Internet health commerce site via its website Smartmeds.com.

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

         The Company is 49% owned by Kuala Healthcare, Inc. ("KUAL") formerly Continental Health Affiliates, Inc. ("CHA"). The remaining 51% of the Company's equity is publicly traded.

         The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

           Liquidity

         The Company incurred a ($1,056,000) loss in the three months ended September 30, 2000 after having incurred a ($3,809,000) loss in the year ended June 30, 2000, and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce operating costs. A number of factors could contribute to the Company suspending its operations including:

              o Company is put in default by its lender,
              o Company is not successful in obtaining additional capital,
              o Company does not receive cash payments from Kuala,
              o Company continues to incur significant losses.

         As of September 30, 2000 the Company's current liabilities exceeded its current assets by $1,649,000. The Company has a $1.5 million line of credit with Heller Healthcare ("Heller") secured by certain accounts receivable. As of September 30, 2000, the outstanding loan was $1.0 million, the maximum available based on billing and collection activity. The Company's stockholder equity was $1.0 million versus the $4.0 million requirement from Heller. In addition, the Company had accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate these events of default. The waiver requires that stockholders' equity be no less than $900,000 through June 30, 2001. On November 3, 2000 the Company renewed the agreement with Heller which expires on December 31, 2001. The Company is exploring additional borrowing alternatives. As indicated in the Company's independent auditors' report on the June 30, 2000 financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce operating profit.

         KUAL and certain of its subsidiaries have agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL guarantees the amount due to the Company by the KUAL subsidiaries. KUAL has given the Company a mortgage on land owned by a wholly owned subsidiary of KUAL and a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Under certain circumstances KUAL may substitute the collateral as defined in the agreement or may reduce the Infu-Tech shares pledged as security. However, in no event may the remaining Infu-Tech shares be valued at less than 150% of the outstanding receivable balance at the date of the reduction. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. If cash payments are not made when due, KUAL may sell company stock to satisfy the debt. The July 2000, payment of $0.2 million was made in October 2000. The October payment has not been made but is expected to be paid shortly. KUAL and its subsidiaries are experiencing significant financial difficulties. In September 2000, three of KUAL's five nursing home subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings do not affect KUAL's obligations under the agreement. The Company no longer sells products to KUAL's nursing homes (but does sell products and services to residents in them).

         Management has taken action and is formulating plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company is attempting to increase revenue by providing wireless services through the use of its recently launched web-site. Also, negotiations are in process with its primary vendor Genzyme to convert the amounts owed them ($4,780,000) to a long term payment schedule and increase the margins resulting from future Genzyme sales. Further, the Company is negotiating for additional financing with several lenders. No assurance can be made that management will be successful in achieving its plan.

     2. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001.

         These financial statements and notes should be read in conjunction with the Company"s audited financial statements and notes thereto included in the Company"s Annual Report of Form 10-K for the year ended June 30, 2000.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Total revenues decreased by $1,790,000, or 37%, from $4,826,000 to $3,036,000.
The decrease was due to discontinuing relationships with managed care organizations that did not meet profitability standards.

The Company is currently in the process of negotiating revised terms for its contract with Genzyme, which will allow the Company to distribute Cerezyme at more acceptable profit levels. If it cannot accomplish this, the Company may have to discontinue selling Ceredase and Cerezyme.

Cost of medical and nutritional products sold to patients and other customers decreased $1,376,000 or 41%, from $3,376,000 in 1999 to $2,000,000 in 2000. As a percentage of total revenues, medical and nutritional product costs decreased from 70% in 1999 to 66% in 2000. The decrease in the medical and nutritional product costs as a percentage of sales is attributable to the change in the product mix sold.

Total personnel costs decreased by $455,000 or 31.8% from $1,430,000 in 1999 to $975,000 in 2000 due to reorganization of the corporate office and the Company's largest clinical office.

Selling, general and administrative expenses increased by $94,000, or 13% from $729,000 in 1999 to $823,000 in 2000 due to a $275,000 compensation expense for non-employee stock options, partially offset by a reduction in clinical and pharmacy costs as a result of lower revenues. This decrease was partially offset by development costs associated with the e commerce business.

The provision for uncollectible accounts decreased to $100,000 in 2000 from $127,000 in 1999 due to a reduction in revenue.

Management fees to Kuala Healthcare, Inc., ("KUAL") of $49,000 in 2000 and $70,000 in 1999 were approximately 1.6% of revenues in both years.

Depreciation expense increased from $30,000 in 1999 to $63,000 in 2000 due to property and equipment additions. Amortization expense of $4,000 was recognized in both periods.

Interest expense of $159,000 in 2000 and $126,000 in 1999 consisted of interest related to the Company's outstanding line of credit, interest on overdue accounts payable, and interest associated with late filings of tax returns.

Other income of ($81,000) in 2000 and ($60,000) in 1999 consisted of interest income from the outstanding KUAL receivable balance.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes no additional Federal taxes are due. The Company presently has outstanding penalties and interest associated with late filings which are currently in the process of being appealed. Interest associated by these late filings has been accrued by the Company.

The net (loss) in 2000 was ($1,056,000) or ($0.31) per basic share compared to net loss in 1999 of ($1,005,000) or ($0.31) per basic share which is the effect of the items described above. The Company continues to consolidate its operations and reduce its clinical costs as the Company increases its specialty pharmaceutical focus.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had total assets of $11.0 million, a working capital deficit of ($1.6) million and a net worth of $1.0 million. The Company has a $1.5 million line of credit with Heller Healthcare ("Heller") secured by certain accounts receivable. As of September 30, 2000, the outstanding loan was $1.0 million, the maximum available based on billing and collection activity. The Company's stockholder equity was $1.0 million versus the $4.0 million requirement from Heller. In addition, the Company had accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate these events of default. The waiver requires that stockholders' equity be no less than $900,000 through June 30, 2001. On November 3, 2000 the Company renewed the agreement with Heller which expires on December 31, 2001. The Company is exploring additional borrowing alternatives. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce an operating profit. Additionally, the Company's independent auditors have indicated there is substantial doubt about the Company's ability to continue as a going concern in their report on the June 30, 2000 financial statements.

Management has taken action and is formulating plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company is attempting to increase revenue by providing wireless services through the use of its recently launched web-site. Also, negotiations are in process with it's primary vendor Genzyme to convert the amounts owed them at September 30, 2000 ($4,780,000) to a long term payment schedule and increase the margins resulting from future Genzyme sales. Further, the Company is negotiating for additional financing with several lenders. No assurance can be made that the management will be successful in achieving its plan.

At September 30, 2000, the Company's net accounts receivable were $6.7 million compared to $6.4 million at June 30, 2000. Infu-Tech's outstanding gross accounts receivables have increased from 178 days' sales outstanding at June 30, 2000 to 206 days' sales at September 30, 2000. The increase in days' sales outstanding is a result of a continued slow down in payments from managed care organizations.

At June 30, 1999 the Company was owed $2.0 million by five subsidiaries of KUAL, the Company's 49% stockholder which owns or operates nursing homes. No business was conducted by the Company in 2000 with any of the five facilities owned or managed by KUAL. In addition, KUAL owed $1.4 million to the Company for KUAL's share of common expenses paid on behalf of KUAL by the Company.

KUAL and certain of its subsidiaries have agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL guarantees the amount due to the Company by the KUAL subsidiaries. KUAL has given the Company a mortgage on land owned by a wholly owned subsidiary of KUAL and a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Under certain circumstances KUAL may substitute the collateral as defined in the agreement or may reduce the Infu-Tech shares pledged as security. However, in no event may the remaining Infu-Tech shares be valued at less than 150% of the outstanding receivable balance at the date of the reduction. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. If cash payments are not made when due, KUAL may sell company stock to satisfy the debt. The July 2000, payment of $0.2 million was made in October 2000. The October payment has not been made but is expected to be paid shortly. KUAL and its subsidiaries are experiencing significant financial difficulties. In September 2000, three of KUAL's five nursing home subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings do not affect KUAL's obligations under the agreement. The Company no longer sells products to KUAL's nursing homes (but does sell products and services to residents in them).

The Company incurred a ($1.1) million loss for the quarter ended September 30, 2000 and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company had a net working capital deficit of ($1.6) million at September 30, 2000. The Company has extended its payment terms with some of its suppliers and is on COD terms with some suppliers. It is executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce operating costs.

3.       Market Risks

There have been no significant changes in market risks since June 30, 2000.

                                 INFU-TECH, INC.


Part II - Other Information


           Item 1.      Legal Proceedings

                        Presently, there are no pending material legal proceedings other than as reported in the Company's Form 10-K for the year ended June 30, 2000.

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




                                          Infu-Tech, Inc.


Date:  November 14, 2000                  /S/  JACK ROSEN
     ---------------------------          -------------------------------
                                          Jack Rosen
                                          Chairman and Director
                                          (Chief Executive Officer)



Date: November 14, 2000                   /S/ FREDERICK W. SCHMIDT
     ---------------------------          -------------------------------
                                          Frederick W. Schmidt
                                          Chief Financial Officer