Form 10-Q
period 2000-12-31
INFU TECH INC
filed 2001-02-20
CIK 890152

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of February 14, 2001 the Registrant had outstanding 3,364,771 shares of its $.01 par value Common Stock.

================================================================================

                                 INFU-TECH, INC.

                                      Index

Part I - Financial Information:

                                                                           Page
                                                                           ----

           Item 1
           ------

           Consolidated Balance Sheets at
             December 31, 2000 (Unaudited) and June 30, 2000...........       3

           Consolidated Statements of Operations
             (Unaudited) for the three months ended
             December 31, 2000 and 1999................................       4

           Consolidated Statements of Operations
             (Unaudited) for the six months ended
             December 31, 2000 and 1999................................       5

           Consolidated Statements of Cash Flows
             (Unaudited) for the six months ended
             December 31, 2000 and 1999................................       6

           Notes to Unaudited Consolidated Financial Statements........   7 - 9

           Item 2
           ------

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................... 10 - 13

           Item 3
           ------

           Quantitative and Qualitative Disclosures about
             Financial Market Risk.....................................      13

Part II - Other Information............................................      14

           Signatures..................................................      15

                                 INFU-TECH, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except for share amounts)

                                                                                               December 31,     June 30,
                                                                                                  2000            2000
                                                                                                  ----            ----
                                                                                                               (Audited)

                                     ASSETS

Cash........................................................................................   $     70        $    128
Accounts receivable, net of allowances for uncollectible accounts
    of $2,962 and $2,746....................................................................      6,757           6,415
Accounts receivable from affiliates.........................................................        768           1,077
Inventories.................................................................................        347             310
Prepaid expenses and other current assets...................................................         46             146
                                                                                               --------        --------

        Total current assets................................................................      7,988           8,076

Property and equipment, at cost, net of accumulated depreciation
    of $769 and $636........................................................................        386             508
Goodwill, net...............................................................................         88              96
Receivables from affiliates, non current.....................................................     2,033           2,493
Other assets................................................................................        116             111
                                                                                               --------        --------

        Total assets........................................................................   $ 10,611        $ 11,284
                                                                                               ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Short term debt.............................................................................      1,116             972
Accounts payable............................................................................      7,743           7,482
Accrued payroll and related expenses........................................................        146             368
Short term obligation under capital lease...................................................        270             121
Other current liabilities...................................................................        402             385
                                                                                               --------        --------

        Total current liabilities...........................................................      9,677           9,328

Long term obligation under capital lease....................................................         13             175

Stockholders' equity:
    Common stock, $.01 par value; 5,000,000 shares authorized; 3,364,771 issued at
      December 31, 2000 and 3,355,221 at June 30, 2000......................................         34              34
    Additional paid-in capital..............................................................      3,607           3,519
    (Accumulated deficit) ..................................................................     (2,647)         (1,699)
    Treasury stock, at cost; 39,300 shares..................................................        (73)            (73)
                                                                                               --------        --------

        Total stockholders' equity..........................................................        921           1,781
                                                                                               --------        --------

Commitments and contingencies

        Total liabilities and stockholders' equity..........................................   $ 10,611        $ 11,284
                                                                                               ========        ========

           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                          Three Months Ended December 31,
                                                                          -------------------------------
                                                                               2000            1999
                                                                               ----            ----

                                                                                   (Unaudited)

Revenues............................................................         $  2,908        $  5,709
                                                                             --------        --------

Costs and expenses:
        Medical and nutritional product.............................            1,445           3,644
        Personnel...................................................              956           1,268
        Selling, general and administrative.........................              150             799
        Provision for uncollectible accounts........................              116             134
        Management fees to principal shareholder....................               --              94
        Depreciation and amortization...............................               66              53
        Interest (income)...........................................              (56)            (60)
        Interest expense............................................              123             190
                                                                             --------        --------

                                                                                2,800           6,122
                                                                             --------        --------

Income (loss) before income taxes...................................              108            (413)

Provision for income taxes..........................................               --              --
                                                                             --------        --------

        Net income (loss)...........................................         $    108        $   (413)
                                                                             --------        --------


Earnings (loss) per Share:
           Basic....................................................             0.03           (0.13)
           Diluted..................................................             0.03           (0.13)

Basic weighted average number of
        common shares...............................................        3,364,771       3,262,571

Diluted weighted average number of
        common shares...............................................        3,364,771       3,262,571



               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                              Six Months Ended December 31,
                                                                                              -----------------------------
                                                                                                  2000            1999
                                                                                                  ----            ----
                                                                                                       (Unaudited)

Revenues................................................................................        $  5,944        $ 10,535
                                                                                                --------        --------

Costs and expenses:
      Medical and nutritional product...................................................           3,445           7,020
      Personnel.........................................................................           1,931           2,698
      Selling, general and administrative...............................................             973           1,528
      Provision for uncollectible accounts..............................................             216             261
      Management fees to principal shareholder..........................................              49             164
      Depreciation and amortization.....................................................             133              86
      Interest (income).................................................................            (137)           (120)
      Interest expense..................................................................             282             316
                                                                                                --------        --------

                                                                                                   6,892          11,953
                                                                                                --------        --------

(Loss) Income before income taxes.......................................................            (948)         (1,418)

Provision for income taxes..............................................................              --              --
                                                                                                --------        --------

      Net (Loss) income.................................................................        $   (948)       $ (1,418)
                                                                                                --------        ========

Earnings (loss) per Share:
        Basic...........................................................................           (0.28)          (0.43)
        Diluted.........................................................................           (0.28)          (0.43)

Basic weighted average number of common shares..........................................       3,364,771       3,262,571

Diluted weighted average number of common shares........................................       3,364,771       3,262,571



               See accompanying consolidated financial statements

                                 INFU-TECH, INC.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                                                              Six Months Ended December 31,
                                                                                              -----------------------------
                                                                                                  2000            1999
                                                                                                  ----            ----
                                                                                                       (Unaudited)

Operating activities:
    Net (loss) income....................................................................       $   (948)       $ (1,418)

    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
          Depreciation expense...........................................................            125              79
          Amortization of goodwill.......................................................              8               7
          Provision for uncollectible accounts...........................................            216             261
          Stock based compensation expense...............................................             59
     Increase (decrease) in cash due to changes in:
          Accounts receivable............................................................           (558)           (340)
          Accounts receivable from affiliates............................................            309            (284)
              Inventories................................................................            (37)            158
              Prepaid expenses and other current assets..................................            100             100
              Receivables from affiliates, non-current...................................            460             177
              Other assets...............................................................             (6)            189
              Accounts payable...........................................................            261             697
              Accrued payroll and related................................................           (222)             60
              Other current liabilities..................................................             17             164
                                                                                                --------        --------

      Net cash provided (used in) operating activities...................................           (218)           (150)
                                                                                                --------        --------

Investing activities:
    Expenditures for property and equipment..............................................             --            (240)
                                                                                                --------        --------

        Net cash (used in) investing activities..........................................             --            (240)

Financing activities:
    Net proceeds from short term debt....................................................            144            (100)
    Payment of capital lease obligations.................................................            (13)            352
    Proceeds from exercise of options ...................................................             29               9
                                                                                                --------        --------

        Net cash provided (used in) financing activities.................................            160             261

Net increase (decrease in) cash and cash equivalents.....................................            (58)           (129)

Cash, beginning of period................................................................            128             258
                                                                                                --------        --------

Cash, end of period......................................................................       $     70        $    129
                                                                                                ========        ========


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

         The Company's traditional services are organized into two units. The specialty pharmaceutical unit provides specialty pharmaceutical and related services for patients with certain chronic diseases, in particular: Gaucher Disease, a hereditary liver enzyme deficiency; hemophilia, a hereditary bleeding disorder; cardiac diseases; sickle cell disorders; respiratory diseases in pediatric patients; and growth hormone disorders. The Company also provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy, hydration therapy, injectable products and a variety of other therapies.

         The Company is 42% owned by Kuala Healthcare, Inc. ("KUAL") formerly Continental Health Affiliates, Inc. ("CHA"). The remaining 58% of the Company's equity is publicly traded.

         The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

         Liquidity

         The Company incurred a ($0.9 million) net loss for the six months ended December 31, 2000 after having incurred a ($3.8 million) loss in the year ended June 30, 2000, and is experiencing a slowdown in payments from several managed care organizations which have affected its ability to pay its suppliers on a timely basis. The Company has extended its payment terms with some of its suppliers while also executing a plan to pursue collection of its accounts receivable, consolidate its operations, and reduce operating costs. A number of factors could contribute to the Company suspending its operations including:

                                 INFU-TECH, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


o        Company is put in default by its lender,
o        Company is not successful in obtaining additional capital,
o        Company does not receive cash payments from Kuala,
o        Company continues to incur significant losses.

         As of December 31, 2000 the Company's current liabilities exceeded its current assets by $1.7 million. The Company has a $1.5 million line of credit with Heller Healthcare ("Heller") secured by certain accounts receivable. As of December 31, 2000, the outstanding loan was $1.1 million, the maximum available based on billing and collection activity. The Company's stockholders' equity was $0.9 million versus the $4.0 million requirement from Heller. In addition, the Company had accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate these events of default. The waiver requires that stockholders' equity be no less than $900,000 through June 30, 2001. On November 3, 2000 the Company renewed the agreement with Heller which expires on December 31, 2001. The Company is exploring additional borrowing alternatives. As indicated in the Company's independent auditors' report on the June 30, 2000 financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce operating profit.

         KUAL and certain of its subsidiaries have agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7% in twenty quarterly installments beginning in January, 2000. KUAL guarantees the amount due to the Company by the KUAL subsidiaries. KUAL has given the Company a mortgage on land owned by a wholly owned subsidiary of KUAL and a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Under certain circumstances KUAL may substitute the collateral as defined in the agreement or may reduce the Infu-Tech shares pledged as security. However, in no event may the remaining Infu-Tech shares be valued at less than 150% of the outstanding receivable balance at the date of the reduction. Payments may be in cash or with Infu-Tech common stock owned by KUAL. Payments made with Infu-Tech stock would reduce Infu-Tech's stockholders' equity. If cash payments are not made when due, KUAL may sell company stock to satisfy the debt. KUAL and its subsidiaries are experiencing significant financial difficulties. By December 31, 2000, all of KUAL's five nursing home subsidiaries had commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings do not affect KUAL's obligations under the agreement. The Company no longer sells products to KUAL's nursing homes (but does sell products and services to residents in them).

         Management has taken action and is formulating plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company is attempting to increase revenue by providing wireless healthcare services. Also, negotiations are in process with its primary vendor Genzyme to convert the

                                 INFU-TECH, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


         $5.1 million owed them to a long term payment schedule and increase the margins resulting from future Genzyme sales. Further, the Company is negotiating for additional financing with several lenders. No assurance can be made that management will be successful in achieving its plan.

     2.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001.

         These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended June 30, 2000.

                                 INFU-TECH, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended December 31, 2000 Compared with Three Months Ended December 31, 1999

Total revenues decreased by $2,801,000 or 49%, from $5,709,000 to $2,908,000 primarily due to a decrease in Cerezyme and infusion revenue. The Company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility that the Company's relationship with Genzyme will be discontinued.

Cost of medical and nutritional products sold to patients and other customers decreased by $2,199,000 or 60%, from $3,644,000 in 1999 to $1,445,000 in 2000.
As a percentage of total revenues, medical and nutritional product costs were 64% in 1999 as compared to 50% in 2000. The decrease in the medical and nutritional product costs as a percentage of revenues is attributable to the change in the product mix sold.

Total personnel costs decreased by $312,000 or 25% from $1,268,000 in 1999 to $956,000 in 2000 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate headquarters.

Selling, general and administrative expenses decreased by $649,000, or 81% from $799,000 in 1999 to $150,000 in 2000. The reduction was partially due to a $215,000 expense reduction in 2000 as a result of accounting for stock options which had been granted to non employees. Without this reduction, the decrease would have been 54%. The remainder was due to the closure of facilities and associated expenses.

The provision for uncollectible accounts was 4% of revenues in the 2000 period and 2.3% of revenues in 1999 due to a deterioration in the aging of the Company's accounts receivable.

There were no management fees paid to Kuala Healthcare, Inc., ('KUAL') in the three months ended December 31, 2000 as the agreement between the Company and KUAL ended in September 2000.

Depreciation expense increased from $49,000 in 1999 to $66,000 in 2000 due to property and equipment additions. Amortization expense of $4,000 was recognized in both periods.

Other expense, of $67,000 in 2000 and $130,000 in 1999 consisted primarily of interest expense of $123,000, partially offset by interest income of $56,000 and in 1999 interest expense of $190,000 partially offset by interest income of $60,000. Interest expense consisted primarily of interest expense on the Company's line of credit with Heller Financial along with interest expense on certain vendor accounts payable and offset by interest income on accounts receivable from affiliates.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. The Company believes that if additional federal taxes are due the amounts will be small. Interest associated with these late filings has been accrued by the Company.

The net (loss) income in 2000 was $108,000 or $0.03 per share compared to net
(loss) in 1999 of $(413,000) or $(0.13) per share primarily due to a benefit of $215,000 in selling, general, and administrative costs in 2000 due to a reduction in the value of stock options which had previously been granted to non-employees. Net (loss) income before taxes for the quarter ended December 31, 2000 was $108,000 compared to net (loss) of ($413,000) for the comparable quarter last year. No tax benefit was recorded because of uncertainty about whether the Company would have taxable income against which to carry forward losses.

Six Months ended December 31, 2000 Compared with Six Months Ended December 31, 1999

Total revenues decreased by $4,591,000, or 44%, from $10,535,000 in 1999 to $5,944,000 in 2000, primarily due to a decrease in Cerezyme and infusion revenues. The company is in discussions with Genzyme regarding the continuation of its business arrangement. Because the original agreement was terminated, the financial statements do not reflect an discounts on Cerezyme the Company sold. However, the Company is negotiating an agreement under which it would receive a 7% discount on product sold before December 31, 1999 and an 8% discount on product sold after that. The discount at 7% would have totaled $300,000 from July 1, 1999 through December 31, 2000. To date no satisfactory conclusion has been reached. There is a strong possibility the Company's relationship with Genzyme will be discontinued.

Cost of medical and nutritional products sold to patients and other customers decreased by $3,575,000 or 51% from $7,020,000 in 1999 to $3,445,000 in 2000. As a percentage of total revenues, medical and nutritional product costs decreased from 67% in 1999 to 58% in 2000. The decrease in the medical and nutritional product costs as a percentage of sales is attributable to the changing of the product mix.

Total personnel costs decreased by $767,000 or 28.4% from $2,698,000 in 1999 to $1,931,000 in 2000 primarily due to the closing of the Philadelphia pharmacy and elimination of certain positions at the corporate offices.

Selling, general and administrative expenses decreased by $555,000, or 36% from $1,528,000 in 1999 to $973,000 in 2000. The decrease resulted from the closing of facilities and associated expenses. The expense includes a $275,000 charge in the first quarter and a $215,000 expense reduction in the second quarter as a result of accounting for stock options for non employees.

The provision for uncollectible accounts was 4% of revenues in 2000 and 3% of revenues in 1999. The provision percentage was increased from 1999 because of the Company's experience with accounts receivable payments slowdown.

Management fees to Kuala Healthcare, Inc., ('KUAL') were approximately 1.6% of revenues in first quarter fiscal year 2000 and first quarter fiscal year 2001 only. The management fee agreement between the Company and KUAL ended in September 2000.

Depreciation expense increased from $79,000 in 1999 to $125,000 in 2000 due to property and equipment additions. Amortization expense of $7,000 was recognized during the current year.

Other expense, (income) of $145,000 in 2000 and $196,000 in 1999 consisted primarily of interest income of $137,000 and interest expense of $282,000 and interest income of $120,000 and interest expense of $316,000. Interest expense consisted of interest on the Company's line of credit with Heller Financial along with interest expense on certain vendor accounts payable.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for previous years. The Company believes that if additional federal taxes are due the amounts will be small. Interest associated with these late filings has been accrued by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had total assets of $10.6 million, a working capital deficit of $1.7 million and, a net worth of $0.9 million. The Company has a $1.5 million line of credit with Heller Healthcare ("Heller") secured by certain accounts receivable and expiring on December 31, 2001. As of December 31, 2000, the outstanding loan was $1.1 million, the maximum available based on billing and collection activity. The Company's stockholders' equity was $0.9 million versus the $4.0 million requirement from Heller. In addition, the Company had accounts payable greater than 120 days old. The Company has obtained a waiver from Heller to alleviate these events of default. The waiver requires that stockholders' equity be no less than $900,000 through June 30, 2001. On November 3, 2000 the Company renewed the agreement with Heller which expires on December 31, 2001. The Company is exploring additional borrowing alternatives. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce an operating profit. Additionally, the Company's independent auditors have indicated there is substantial doubt about the Company's ability to continue as a going concern in their report on the June 30, 2000 financial statements.

The Company incurred a $0.9 million net loss for the six months ended December 31, 2000 and is experiencing a slowdown in payments from several managed care organizations which has affected its ability to pay its suppliers on a timely basis. The Company had a net working capital deficit of $1.7 million at December 31, 2000. The Company has extended its payment terms with some of its suppliers and is on COD terms with some suppliers.

Management has taken action and is formulating plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company is attempting to increase revenue by providing wireless healthcare services. Also, negotiations are in process with it's primary vendor Genzyme to convert the $5.1 million owed them at December 31, 2000 to a long term payment schedule and increase the margins resulting from future Genzyme sales. Further, the Company is negotiating for additional financing with several lenders. No assurance can be made that management will be successful in achieving its plan.

At December 31, 2000, the Company's net accounts receivable were $6.8 million compared to $6.4 million at June 30, 2000. Infu-Tech's outstanding gross accounts receivable have increased from 178 days' sales outstanding at June 30, 2000 to 205 days' sales at December 31, 2000. The increase in days' sales outstanding is a result of a continued slow down in payments from managed care organizations.

At June 30, 1999 the Company was owed $2.0 million by five subsidiaries of KUAL, the Company's 49% stockholder which owns or operates nursing homes. No business was conducted by the Company in 2000 with any of the five facilities owned or managed by KUAL. In addition, KUAL owed $1.4 million to the Company for KUAL's share of common expenses paid on behalf of KUAL by the Company.

KUAL and certain of its subsidiaries have agreed to pay back the June 30, 1999 $3.4 million total receivable balance, plus interest at 7%, in twenty quarterly installments beginning in January, 2000. KUAL guarantees the amount due to the Company by the KUAL subsidiaries. KUAL has given the Company a mortgage on land owned by a wholly owned subsidiary of KUAL and a security interest in 1,500,000 shares of the Company's common stock that it owns to secure that obligation. Under certain circumstances KUAL may substitute the collateral as defined in the agreement or may reduce the Infu-Tech shares pledged as security. However, in no event may the remaining Infu-Tech shares be valued at less than 150% of the outstanding receivable balance at the date of the reduction. Payments may be in cash or with Infu-Tech's common stock owned by KUAL. If cash payments are not made when due, KUAL may sell company stock to satisfy the debt. KUAL and its subsidiaries are experiencing significant financial difficulties. As of December 31, 2000, all of KUAL's five nursing home subsidiaries had commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the Chapter 11 proceedings do not affect KUAL's obligations under the agreement. The Company no longer sells products to KUAL's nursing homes (but does sell products and services to residents in them).

Item 3. Quantitative and Qualitative Disclosures about Financial Market Risk

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

                                                       Infu-Tech, Inc.

Date:  January 31, 2001                                /S/ JACK ROSEN
       ----------------                                -----------------
                                                       Jack Rosen
                                                       Chairman and Director

Date:  January 31, 2001                                /S/ FREDERICK W. SCHMIDT
       ----------------                                ------------------------
                                                       Frederick W. Schmidt
                                                       Chief Financial Officer