Form 10-Q
period 2001-03-31
INFU TECH INC
filed 2001-05-18
CIK 890152

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

                                 (201) 896-0100
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         ----       ----

As of May 14, 2001 the Registrant had outstanding 3,274,666 shares of its $.01 par value Common Stock.

================================================================================

                                 INFU-TECH, INC.

                                      Index

Part I -  Financial Information:
                                                                                         Page
                                                                                         ----
          Item 1

          Consolidated Balance Sheets at March 31, 2001 (Unaudited)
            and June 30, 2000..........................................................    3

          Consolidated Statements of Operations (Unaudited) for the three months
            ended March 31, 2001 and 2000..............................................    4

          Consolidated Statements of Operations (Unaudited) for the nine months
            ended March 31, 2001 and 2000..............................................    5

          Consolidated Statements of Cash Flows (Unaudited) for the nine months
             ended March 31, 2001 and 2000.............................................    6

          Notes to Unaudited Consolidated Financial Statements.........................  7 - 9

          Item 2

          Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................... 10 - 13

          Item 3

          Quantitative and Qualitative Disclosures about Financial Market Risk.........   13
Part II - Other Information............................................................   14

          Signatures...................................................................   15

                                 INFU-TECH, INC.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

                                                                                     March 31,    June 30,
                                                                                       2001         2000
                                                                                     --------     --------
                                                                                                 (Audited)
                                     ASSETS

Cash .............................................................................   $     16    $    128
Accounts receivable, net of allowances for uncollectible accounts
    of $3,276 and $2,746 .........................................................      5,627       6,415
Accounts receivable from affiliates ..............................................       --         1,077
Inventories ......................................................................        201         310
Prepaid expenses and other current assets ........................................        245         146
                                                                                     --------    --------
        Total current assets .....................................................      6,089       8,076

Property and equipment, at cost, net of accumulated depreciation
    of $1,026 and $636 ...........................................................        328         508
Goodwill, net ....................................................................         84          96
Receivables from affiliates, non current .........................................       --         2,493
Other assets .....................................................................         80         111
                                                                                     --------    --------
        Total assets .............................................................   $  6,581    $ 11,284
                                                                                     ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Short term debt ..................................................................      1,089         972
Accounts payable .................................................................      7,677       7,482
Accrued payroll and related expenses .............................................        174         368
Short term obligation under capital lease ........................................        283         121
Other current liabilities ........................................................        585         385
                                                                                     --------    --------

        Total current liabilities ................................................      9,808       9,328

Long term obligation under capital lease .........................................       --           175

Stockholders' equity:
    Common stock, $.01 par value; 5,000,000 shares authorized; 3,272,666 issued at
      March 31, 2001 and 3,355,221 at June 30, 2000 ..............................         34          34
    Additional paid-in capital ...................................................      3,597       3,519
    (Accumulated deficit) ........................................................     (4,593)     (1,699)
    Notes receivable from affiliates .............................................     (1,975)       --
    Treasury stock, at cost; 131,300 shares at March 31, 2001; 39,300 shares at
      June 30, 2000 ..............................................................       (290)        (73)
                                                                                     --------    --------
        Total stockholders' equity (deficit) .....................................     (3,227)      1,781
                                                                                     --------    --------
Commitments and contingencies

        Total liabilities and stockholders' equity (deficit) .....................   $  6,581    $ 11,284
                                                                                     ========    ========




           See accompanying notes to consolidated financial statements

                                 INFU-TECH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                    Three Months Ended March 31,
                                                         2001           2000
                                                     -----------    -----------
                                                            (Unaudited)

Revenues .........................................   $     1,695    $     4,350
                                                     -----------    -----------
Costs and expenses:
        Medical and nutritional product ..........         1,266          2,507
        Personnel ................................           702          1,116
        Selling, general and administrative ......           588            690
        Provision for uncollectible accounts .....           313            568
        Management fees to principal shareholder .          --               69
        Depreciation and amortization ............            65             60
        Interest (income) ........................           (56)           (60)
        Interest expense .........................           128            151
        Write-off of receivable from affiliates...           635           --
                                                     -----------    -----------

                                                           3,641          5,101
                                                     -----------    -----------

Loss before income taxes .........................        (1,946)          (751)

Benefit for income taxes .........................          --             --
                                                     -----------    -----------

        Net (loss) ...............................   $    (1,946)   $      (751)
                                                     -----------    -----------

(Loss) per Share:
           Basic .................................         (0.61)         (0.22)
           Diluted ...............................         (0.61)         (0.22)

Basic weighted average number of
        common shares ............................     3,180,561      3,350,221

Diluted weighted average number of
        common shares ............................     3,180,561      3,350,221





               See accompanying consolidated financial statements

                                 INFU-TECH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                     Nine Months Ended March 31,
                                                         2001           2000
                                                     -----------    -----------
                                                            (Unaudited)

Revenues .........................................   $     7,639    $    14,885
                                                     -----------    -----------
Costs and expenses:
      Medical and nutritional product ............         4,711          9,527
      Personnel ..................................         2,633          3,814
      Selling, general and administrative ........         1,561          2,218
      Provision for uncollectible accounts .......           529            829
      Management fees to principal shareholder ...            49            233
      Depreciation and amortization ..............           198            146
      Interest (income) ..........................          (193)          (120)
      Interest expense ...........................           410            407
      Write-off of receivable from affiliates.....           635           --
                                                     -----------    -----------
                                                          10,533         17,054
                                                     -----------    -----------

(Loss) before income taxes .......................        (2,894)        (2,169)

Benefit for income taxes .........................          --             --
                                                     -----------    -----------
      Net (Loss) .................................   $    (2,894)   $    (2,169)
                                                     -----------    -----------

(Loss) per Share:
        Basic ....................................         (0.91)         (0.65)
        Diluted ..................................         (0.91)         (0.65)

Basic weighted average number of common shares ...     3,180,561      3,350,221

Diluted weighted average number of common shares .     3,180,561      3,350,221





               See accompanying consolidated financial statements

                                 INFU-TECH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)

                                                          Nine Months Ended March 31,
                                                              2001           2000
                                                          -----------    -----------
                                                                 (Unaudited)
Operating activities:
    Net (loss) income ....................................   $(2,894)   $(2,169)

    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
          Depreciation expense ...........................       186        136
          Amortization of goodwill .......................        12         10
          Provision for uncollectible accounts ...........       529        829
          Stock based compensation expense ...............        49       --
          Deferred income taxes ..........................      --           (5)
          Writeoff of receivable from affiliates .........       635       --
     Increase (decrease) in cash due to changes in:
          Accounts receivable ............................       257        113
          Inventories ....................................       109        (37)
          Prepaid expenses and other current assets ......       (99)        31
          Other assets ...................................        31         75
          Accounts payable ...............................       195        588
          Accrued payroll and related ....................      (194)       (40)
          Other current liabilities ......................       200         44
                                                             -------    -------
      Net cash (used in) operating activities ............      (984)      (425)
                                                             -------    -------

Investing activities:
    Cash from collection of notes.........................       960         75
    Expenditures for property and equipment ..............        (4)      (116)
                                                             -------    -------
        Net cash (used in) investing activities ..........       936        (41)

Financing activities:
    Accounts receivable from affiliates ..................      --          (83)
    Net proceeds from short term debt ....................       117         36
    Payment of capital lease obligations .................       (13)       317
    Additional paid - in capital .........................        29         51
    Treasury stock .......................................      (217)      --
                                                             -------    -------

        Net cash provided by financing activities ........       (84)       321

Net (decrease in) increase in cash .......................      (112)      (145)

Cash, beginning of period ................................       128        258
                                                             -------    -------

Cash, end of period ......................................   $    16    $   113
                                                             -------    -------




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

     In March 2000, the Company formed a subsidiary, Smartmeds.com, Inc. ("Smartmeds") through which it intends to provide health management applications through wireless devices such as cellular phones, PDA's and pagers. These applications may include medication reminders, targeted news, and prescription refills for people with chronic diseases. Smartmeds will pursue contracts with managed care organizations, clinical research organizations and other healthcare providers. Smartmeds.com, Inc. may generate revenue from advertising, subscriber fees, wireless fees and increased Infu-Tech sales of specialty pharmaceuticals. The Company launched the Smartmeds.com website in April 2000.

     During the first nine months of fiscal 2001, the Company reduced its efforts to market infusion therapy and medical products in order to focus its resources on Smartmeds.com. Among other things, reduced sales of infusion therapy and medical products resulted in collections of accounts receivable in excess of the creation, or payment, of accounts payable. This generated cash which the Company used in connection with the development of Smartmeds.com and for general corporate purposes. Without the excess of collections of accounts receivable over payments of accounts payable, the Company would not have been able to meet its cash needs for the first nine months of fiscal 2001, and the Company would not have had funds to invest in Smartmeds.com.

     In April 2001, the Company brought in a new chief executive officer, who is developing a plan to renew the Company's traditional infusion therapy business and specialty pharmaceuticals. He is scheduled to make a presentation to the Board of Directors late in May 2001.

     His compensation package includes a quarterly bonus opportunity and options to purchase 100,000 shares of the Company's stock at $1.80 per share.

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

                                 INFU-TECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     As of March 31, 2001, the Company was 38% owned by Kuala Healthcare, Inc. ("KUAL"), formerly Continental Health Affiliates, Inc. The remaining 62% of the Company's equity was publicly traded. The Company has a security interest in all or most of its shares which are owned by KUAL, to collateralize indebtedness of KUAL or its subsidiaries to the Company which totaled $2,610,000 at March 31, 2001. That indebtedness is also secured by a mortgage on a property owned by a KUAL subsidiary. During the quarter, the Company received 92,105 shares of its stock as payment in lieu of a cash payment. As of March 31, 2001 KUAL was current with the debt repayments.

     In April 2001, KUAL commenced a proceeding under Chapter 7 of the Bankruptcy Code. Because of that, the Company is entitled to foreclose the security interest in its shares and the mortgage on the property. It is likely that the trustee in the KUAL bankruptcy proceeding will challenge the mortgage and it is possible that the trustee may attempt to challenge the security interest in the shares of the Company's stock. In its financial statements for the quarter ended March 31, 2001, the Company (i) reflected as contra-equity the notes secured by the market value of the Company's stock on April 27, 2001, the day on which KUAL commenced proceedings under Chapter 7 of the Bankruptcy Code of the shares which secure that indebtedness and (ii) wrote off the balance of the indebtedness from KUAL and its subsidiaries. As of March 31, 2001 the Company held 1,157,895 shares as security.

     The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including pricing pressure from managed care, Medicare and Medicaid.

     Liquidity

     The Company incurred a ($2.9 million) net loss for the nine months ended March 31, 2001 after having incurred a ($3.8 million) loss in the year ended June 30, 2000. The company no longer is receiving payments on indebtedness from KUAL and its subsidiaries. The Company funded its operations during the first nine months of fiscal 2001, as well as the start up activities of Smartmeds.com, by reducing its sales, and therefore collecting accounts receivable at a faster rate than the Company was incurring, or was paying, accounts payable. In addition, the Company extended the payment terms with some of its suppliers. The Company will not be able to continue operating unless it is able to (i) substantially reduce or eliminate its operating losses or (ii) obtain additional capital in the near term.

                                 INFU-TECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     As of March 31, 2001 the Company's current liabilities exceeded its current assets by $3.7 million. The Company has a $1.5 million line of credit with Heller Healthcare ("Heller") secured by certain accounts receivable and expiring on December 31, 2001. As of March 31, 2001, the outstanding loan was $1.1 million, the maximum available based on billing and collection activity. The Company had a negative stockholders' equity of ($3.2) million versus the $4.0 million required by its agreement with Heller. In addition, the Company had accounts payable greater than 120 days old. The Company is in default of its loan agreement with Heller, is in the process of renegotiating its agreement with Heller, and is seeking a waiver to alleviate these defaults. Heller has sent the Company a proposed waiver which the Company is reviewing. Heller is attempting to reduce its exposure by lowering the maximum borrowing by the Company over time. As indicated in the Company's independent auditors' report on the June 30, 2000 financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce operating profit.

     Also, negotiations are in process with the Company's largest vendor, Genzyme, to convert $5.2 million owed to Genzyme to a long term payment schedule and increase the margins resulting from future Genzyme sales. However, these negotiations have been in progress for a number of months, and have not yet resulted in an agreement.

     The Company received a notice from NASDAQ that it does not comply with NASDAQ's minimum net tangible assets requirement and is subject to delisting from NASDAQ. The Company has appealed the determination and a hearing is scheduled for early June.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

3.   LEGAL PROCEEDINGS

     Lease Acceptance Corporation of Michigan filed a suit against the Company in the Superior Court of Bergen County, New Jersey. Lease Acceptance seeks $0.5 million for the Company's alleged failure to perform its obligations required by a lease agreement, as well as late charges, interest, and legal fees.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2001 Compared with Three Months Ended March 31,
2000

Total revenues decreased by $2,655,000 or 61%, from $4,350,000 to $1,695,000 primarily due to a decrease in Cerezyme and infusion revenue. The Company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility that the Company's relationship with Genzyme will be discontinued.

Cost of medical and nutritional products sold to patients and other customers decreased by $1,241,000 or 49%, from $2,507,000 in 2000 to $1,266,000 in 2001.
As a percentage of total revenues, medical and nutritional product costs were 58% in 2000 as compared to 75% in 2001. The increase in the medical and nutritional product costs as a percentage of revenues is attributable to the change in the product mix sold.

Total personnel costs decreased by $414,000 or 37% from $1,116,000 in 2000 to $702,000 in 2001 primarily due to the elimination of certain positions at the corporate headquarters and the closing of the Massachusetts branch. However, because of the substantial reduction in total revenues, personnel costs rose as a percentage of revenues from 26% in 2000 to 41% in 2001.

Selling, general and administrative expenses decreased by $102,000, or 15% from $690,000 in 2000 to $588,000 in 2001. However, because of the reduction in total revenues, and costs associated with Smartmeds.com, selling, general and administrative expenses increased as a percentage of revenues from 16% in 2000 to 35% in 2001.

The provision for uncollectible accounts was 18% of revenues in the 2001 period and 13% of revenues in 2000 due to a deterioration in the aging of the Company's accounts receivable.

There were no management fees paid to Kuala Healthcare, Inc., ('KUAL') in the three months ended March 31, 2001 as the agreement between the Company and KUAL ended in September 2000.

Depreciation expense increased from $57,000 in 2000 to $61,000 in 2001 due to property and equipment additions. Amortization expense of $4,000 was recognized in both periods.

Other expense, of $72,000 in 2001 and $91,000 in 2000 consisted in 2001 primarily of interest expense of $128,000, partially offset by interest income of $56,000 and consisted in 2000 of interest expense of $151,000 partially offset by interest income of $60,000. Interest expense consisted primarily of interest expense on the Company's line of credit with Heller Financial along with interest expense on accounts payable to Genzyme and other vendors and offset by interest income on accounts receivable from affiliates.

An expense of $635,000 was taken relating to the reduction of $2,610,000 KUAL owed the Company. The $635,000 is the amount by which the $2,610,000 receivable exceeded the value of the Company's shares which were pledged by KUAL to secure that receivable.

There are Federal and State income tax returns for previous years which were not filed when due. The Company is working to complete those outstanding Federal and State income tax returns. The Company believes that if additional federal taxes are due the amounts will be small. Interest associated with these late filings has been accrued by the Company.

The net (loss) in 2001, before the write off due to the KUAL bankruptcy, was ($1,311,000) or ($0.41) per share compared to a net (loss) in 2000 of ($751,000)
or ($0.22) per share. After the write off, the loss for the 2001 period was ($1,946,000) or ($0.61) per share. No tax benefit was recorded because of uncertainty about whether the Company would have taxable income against which to carry forward losses.

RESULTS OF OPERATIONS

Nine Months ended March 31, 2001 Compared with Nine Months Ended March 31, 2000

Total revenues decreased $7,246,000 or 49%, from $14,885,000 in 2000 to $7,639,000 in 2001, primarily due to a decrease in Cerezyme and infusion revenues. The company is in discussions with Genzyme regarding the continuation of its business arrangement. To date no satisfactory conclusion has been reached. There is a strong possibility the Company's relationship with Genzyme will be discontinued.

Costs of medical and nutritional products sold to patients and other customers decreased $4,816,000 or 50%, from $9,527,000 in 2000 to $4,711,000 in 2001. As a percentage of total revenues, medical and nutritional product costs decreased from 64% in 2000 to 62% in 2001. The decrease in the medical and nutritional product costs as a percentage of sales is attributable to the changing nature of the product mix sold.

Total personnel costs decreased by $1,181,000, or 31% from $3,814,000 in 2000 to $2,633,000 in 2001, primarily due to the elimination of certain positions at the corporate headquarters and the closing of the Massachusetts branch. However, as a percentage of revenues, personnel costs increased from 26% to 34%.

Selling, general and administrative expenses decreased by $657,000, or 30% from $2,218,000 in 2000 to $1,561,000 in 2001. However, as a percentage of revenues, they increased from 15% to 20%. Most of this increase was due to very low sales in the third quarter.

The provision for uncollectible accounts was 7% of revenues in 2001 and 6% of revenues in 2000.

Management fees to Kuala Healthcare, Inc. ("KUAL") of 1.6% of revenue were paid during the first quarter of the fiscal year. The agreement with KUAL expired on September 30, 2000.

Depreciation expense increased from $136,000 in 2000 to $186,000 in 2001 due to property and equipment additions. Amortization expense of $12,000 was recognized during 2001 and $10,000 in 2000.

Other expense, of $217,000 in 2001 and $287,000 in 2000 consisted in 2001 primarily of interest expense of $410,000, partially offset by interest income of $193,000 and in 2000 interest expense of $407,000 partially offset by interest income of $120,000. Interest expense consisted primarily of interest expense on the Company's line of credit with Heller Financial along with interest expense on certain vendor accounts payable and offset by interest income on accounts receivable from affiliates.

An expense of $635,000 was taken relating to the reduction of $2,610,000 KUAL owed the Company. The $635,000 is the amount by which the $2,610,000 receivable exceeded the value of the Company's shares which were pledged by KUAL to secure that receivable.

There are Federal and State income tax returns for previous years which were not filed when due. The Company is working to complete those outstanding Federal and State income tax returns for previous years. The Company believes that if Federal taxes are due, they will be a minimum amount. The Company has accrued interest associated with the late tax filings.

The net (loss) in 2001, before the write off due to the KUAL bankruptcy was ($2,259,000) or ($0.71) per share compared to a net (loss) in 2000 of ($2,169,000) or ($.65) per share. The loss before taking into account the write off due to the KUAL bankruptcy was primarily a result of the decrease in contract services revenue, exiting non profitable infusion business and reduced Cerezyme sales in the third quarter of fiscal 2001. After the write off, the net loss for the nine months of 2001 was a deficit of ($2,894,000) or ($0.91) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had total assets of $6.6 million, a working capital deficit of $3.7 million and a negative net worth of ($3.2) million. The Company has a $1.5 million line of credit with Heller Healthcare ("Heller") secured by certain accounts receivable and expiring on December 31, 2001. As of March 31, 2001, the outstanding loan was $1.1 million, the maximum available based on billing and collection activity. The Company's stockholders' equity was a deficit ($3.2) million versus the $4.0 million requirement from Heller. In addition, the Company had accounts payable greater than 120 days old. The Company is in default of its loan agreement with Heller, is in the process of renegotiating its agreement with Heller, and is seeking a waiver to alleviate these defaults. Heller has sent the Company a proposed waiver which the Company is reviewing. The Company is exploring additional borrowing alternatives. The continuation of the Company as a going concern is dependent upon its ability to obtain additional financing and generate revenues with gross margins sufficient to produce an operating profit. Additionally, the Company's independent auditors have indicated there is substantial doubt about the Company's ability to continue as a going concern in their report on the June 30, 2000 financial statements.

The Company incurred a $2.9 million net loss for the nine months ended March 31, 2001 and is experiencing very slow payments from several managed care organizations which has affected its ability to pay its suppliers on a timely basis. The Company had a net working capital deficit of $3.7 million at March 31, 2001. The Company has extended its payment terms with some of its suppliers and is on COD terms with some suppliers.

In April 2001, the Company brought in a new chief executive officer, who is developing a plan to renew the Company's traditional infusion therapy business. He is scheduled to present that plan to the Company's Board of Directors late in May 2001.

The Company is attempting to negotiate with its largest vendor, Genzyme, to convert $5.2 million owed them at March 31, 2001 to a long term payment schedule and increase the margins resulting from future Genzyme sales. However, these negotiations have been in progress for a number of months and have not yet resulted in an agreement.

At March 31, 2001, the Company's net accounts receivable were $5.6 million compared to $6.4 million at June 30, 2000. Infu-Tech's outstanding gross accounts receivable have increased from 178 days' sales outstanding at June 30, 2000 to 205 days' sales at March 31, 2001. The increase in days' sales outstanding is a result of a reduced level of sales as well as continued slow payments from managed care organizations.

     At March 31, 2001, the Company was owed $2.6 million by KUAL and five of its subsidiaries. The five subsidiaries had all commenced proceedings under Chapter 11 of the Bankruptcy Code. However, the obligations were secured by a security interest in approximately 1.25 million shares of the Company's common stock owned by KUAL; and by a mortgage on a property owned by a KUAL subsidiary. In April 2001, KUAL commenced a proceeding under Chapter 7 of the Bankruptcy Code. Because of that, the Company is entitled to foreclose the security interest in its shares and the mortgage on the property. It is likely that the trustee in the KUAL bankruptcy proceeding will challenge the mortgage and it is possible that the trustee may attempt to challenge the security interest in shares of the Company's stock. In its financial statements for the quarter ended March 31, 2001, the Company (i) reflected as contra-equity the notes secured by the market value of the Company's stock on April 27, 2001, the day on which KUAL commenced proceedings under Chapter 7 of the Bankruptcy Code of the shares which secure that indebtedness and (ii) wrote off the balance of the indebtedness from KUAL and its subsidiaries.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK

There have been no significant changes in market risks since June 30, 2000.

                                 INFU-TECH, INC.


PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

                   Lease Acceptance Corporation of Michigan filed a suit against the Company in the Superior Court of Bergen County, New Jersey.

                   Lease Acceptance seeks $0.5 million for the Company's alleged failure to perform its obligations required by a lease agreement, as well as late charges, interest, and legal fees.

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

                                                 INFU-TECH, INC.



Date:  May 13, 2001                              /S/ JACK ROSEN
       ---------------------------               ----------------------------
                                                 Jack Rosen
                                                 Chairman and Director




Date:  May 13, 2001                              /S/ FREDERICK W. SCHMIDT
       ---------------------------               ----------------------------
                                                 Frederick W. Schmidt
                                                 Chief Financial Officer